Form 10-Q
period 2003-06-30
INTERVIDEO INC
filed 2003-08-29
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From To

Commission File Number: 000-49809

INTERVIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3300070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47350 Fremont Blvd., Fremont, CA 94538

(Address of principal executive offices, Zip Code)

(510)-651-0888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On August 15, 2003, the Registrant had 12,825,961 shares of common stock outstanding, par value per share $0.001.

2

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2002	June 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,137	$18,438
Short-term investments	4,104	4,783
Accounts receivable, net of allowance for doubtful accounts of $205 and $155, respectively	3,902	4,375
Deferred tax assets	2,122	2,128
Prepaid expenses and other current assets	694	2,277

Total current assets	27,959	32,001
Property and equipment, net	1,566	1,405
Goodwill	1,018	1,018
Other purchased intangible assets	483	383
Deferred tax assets	3,335	3,335
Other assets	355	385

Total assets	$34,716	$38,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$413	$678
Accrued liabilities	9,639	9,305
Income taxes payable	1,111	1,118
Deferred revenue	1,112	1,220

Total current liabilities	12,275	12,321

Stockholders’ equity:
Convertible preferred stock, $0.001 par value: aggregate liquidation preference of $23,855; 13,000 shares authorized; 12,839 shares issued and outstanding	13	13
Common stock, $0.001 par value: 25,000 shares authorized; 2,644, and 2,654 shares issued and outstanding, respectively	3	3
Additional paid-in capital	35,197	35,119
Notes receivable from stockholders	(864)	(885)
Deferred stock compensation	(1,614)	(962)
Accumulated other comprehensive loss	(180)	(150)
Accumulated deficit	(10,114)	(6,932)

Total stockholders’ equity	22,441	26,206

Total liabilities and stockholders’ equity	$34,716	$38,527

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

3

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Revenue	$11,802	$13,099	$22,969	$26,472
Product costs	4,172	5,393	8,128	10,823
Amortization of software license agreement	5	5	18	10

Cost of revenue	4,177	5,398	8,146	10,833

Gross profit	7,625	7,701	14,823	15,639
Operating expenses:
Research and development	1,905	1,908	3,927	3,622
Sales and marketing	1,922	2,120	3,681	4,395
General and administrative	1,006	894	1,902	1,845
Stock compensation	813	217	1,734	550
Restructuring costs	(20)	—	(20)	—

Total operating expenses	5,626	5,139	11,224	10,412

Income from operations	1,999	2,562	3,599	5,227
Other income (expenses), net	(107)	69	(31)	155

Income before provision for income taxes	1,892	2,631	3,568	5,382
Provision for income taxes	1,063	1,057	1,659	2,200

Net income	$829	$1,574	$1,909	$3,182

Net income per common share, basic	$0.33	$0.61	$0.80	$1.25

Net income per common share, diluted	$0.07	$0.13	$0.16	$0.26

Weighted average common shares outstanding, basic	2,485	2,561	2,388	2,551

Weighted average common shares outstanding, diluted	11,822	12,096	11,702	12,127

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$1,909	$3,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	464	425
Deferred taxes	—	(6)
Write-down of long term investments	200	—
Amortization of software license agreement	18	10
Stock compensation	1,734	550
Provision for doubtful accounts	29	(53)
Loss from disposal of property and equipment	101	8
Interest income on notes receivable from stockholders	(20)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(183)	(414)
Prepaid expenses and other current assets	(2,248)	(1,590)
Other assets	678	(29)
Accounts payable	6	263
Accrued liabilities, taxes payable and deferred revenue	1,950	(226)

Net cash provided by operating activities	4,638	2,100

Cash flows from investing activities:
Purchase of property and equipment	(184)	(170)
Purchase of short-term investment, net	—	(662)

Net cash used in investing activities	(184)	(832)

Cash flows from financing activities:
Proceeds from exercise of common stock options	90	23

Net cash provided by financing activities	90	23

Effect of change in exchange rates on cash and cash equivalents	(191)	10

Net increase in cash and cash equivalents	4,353	1,301
Cash and cash equivalents, beginning of period	14,348	17,137

Cash and cash equivalents, end of period	$18,701	$18,438

Supplementary disclosures of noncash investing and financing activities:
Deferred stock compensation	$2,442	$(102)
Unrealized gain on available-for-sale investments	—	$17
Supplementary disclosure:
Income tax payment	—	$1,285

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

PART 1 – FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InterVideo, Inc. and its wholly owned subsidiaries (“InterVideo” or the “Company”). All significant intercompany accounts and transactions have been eliminated. Beginning with the quarter ended March 31, 2003, all international subsidiaries of the Company established a month end cut-off of three working days prior to the end of any given month. This change did not have a material impact on the results of operations of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of this interim information have been included.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, and notes thereto, included in InterVideo’s registration statement on Form S-1 for the initial public offering of its common stock, as declared effective by the Securities and Exchange Commission on July 16, 2003.

The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2003.

Reclassifications

Certain reclassifications have been made in the prior periods’ financial statements to conform to the current presentation. Such reclassification had no impact on previously reported net income or stockholders’ equity.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management in preparing the unaudited condensed consolidated financial statements relate to the accrual for unlicensed royalty and settlement agreements, the valuation allowance on deferred tax assets, the allowance for doubtful accounts and sublease assumptions in accrued restructuring. Actual results could materially differ from these estimates.

Stock splits

In May 2002, the Company effected a 0.44-for-one reverse stock split of the Company’s common stock. In June 2003, the Company effected a 1.23-for-one forward stock split of the Company’s common stock. These stock splits have been retroactively reflected in the accompanying unaudited condensed consolidated financial statements for prior periods presented. The conversion ratio of the convertible preferred stock was adjusted by the stock splits such that, upon conversion, each share of convertible preferred stock was converted into 0.54 shares of common stock effective upon the closing of our initial public offering.

Short-term investments

Short-term investments consist principally of corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income (loss).

Short-term investments consist of (in thousands):	As of December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Corporate bonds	$3,055	$—	$(16)	$3,039
Certificates of deposit	1,067	—	(2)	1,065

Total short-term investments	$4,122	$—	$(18)	$4,104

	As of June 30, 2003 (unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Corporate bonds	$1,789	$2	$—	$1,791
Certificates of deposit	2,995	—	(3)	2,992

Total short-term investments	$4,784	$2	$(3)	$4,783

The contractual maturities of available-for-sale securities at June 30, 2003 were all less than one year.

Net income per share

Basic net income per common share is calculated by dividing net income for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income per common share is calculated by dividing the net income for the period by the weighted average common shares outstanding, adjusted for all potentially dilutive issuance of common shares, which includes shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Numerator:
Net income	$829	$1,574	$1,909	$3,182

Denominator:
Basic:
Weighted average common shares outstanding	2,638	2,652	2,578	2,648
Less: weighted average shares subject to repurchase	(153)	(91)	(190)	(97)

Denominator for basic calculation	2,485	2,561	2,388	2,551

Net income per common share—Basic	$0.33	$0.61	$0.80	$1.25

Diluted:
Weighted average common shares outstanding	2,638	2,652	2,578	2,648
Weighted average dilutive effect of convertible preferred stock	6,852	6,948	6,725	6,948
Weighted average dilutive effect of common stock options	2,332	2,496	2,399	2,531

Denominator for diluted calculation	11,822	12,096	11,702	12,127

Net income per common share—Diluted	$0.07	$0.13	$0.16	$0.26

7

All outstanding common stock options are dilutive and are included in the denominator used in the diluted net income per share calculation. Shares subjected to repurchases are antidilutive and are excluded from the calculation of diluted net income per common share.

Stock compensation expenses

The Company accounts for its stock option awards to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), an amendment of SFAS 123, “Accounting for Stock-Based Compensation”. No stock compensation expense is recorded for granted options of which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB 25.

Stock compensation expense is allocated among the operating expenses classifications as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Research and development	$400	$83	$668	$194
Sales and marketing	220	73	597	188
General and administrative	193	61	469	168

Total stock compensation expenses	$813	$217	$1,734	$550

The following table illustrates the effect on net income and net income per common share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts) (all amounts presented are net of tax effect).

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Net income:
As reported	$829	$1,574	$1,909	$3,182
Employee stock compensation expenses based on APB 25	807	217	1,570	550
Employee stock compensation expenses based on SFAS 123	(960)	(544)	(1,777)	(1,219)

Pro Forma	$676	$1,247	$1,702	$2,513

Net income per common share—Basic:
As reported	$0.33	$0.61	$0.80	$1.25
Employee stock compensation expenses based on APB 25	0.33	0.08	0.66	0.22
Employee stock compensation expenses based on SFAS 123	(0.39)	(0.20)	(0.75)	(0.48)

Pro Forma	$0.27	$0.49	$0.71	$0.99

Net income per common share—Diluted:
As reported	$0.07	$0.13	$0.16	$0.26
Employee stock compensation expenses based on APB 25	0.07	0.02	0.13	0.05
Employee stock compensation expenses based on SFAS 123	(0.08)	(0.05)	(0.15)	(0.10)

Pro Forma	$0.06	$0.10	$0.14	$0.21

The weighted average fair value of options granted to employees in the three months ended June 30, 2002 and 2003 was $8.25 and $9.18, respectively, and in the six months ended June 30, 2002 and 2003 was $9.15 and $9.54 respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended, June 30		Six months ended, June 30,
	2002	2003	2002	2003
Risk-free interest rate	3.77%	1.77%	3.75%-3.77%	1.77%-2.07%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	90%	90%	90%	90%

As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company has used the minimum value method to determine the fair value of options granted prior to its initial filing in January 2002 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement.

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

For the six-month period ended June 30, 2003, the Company calculated its projected effective tax rate for the year ending December 31, 2003 to be 41% (unaudited). This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit and differences between federal and foreign tax rates.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”, required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

In November, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance or modification of a guarantee after December 31, 2002. In addition, FIN 45 requires disclosure about guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The Company adopted FIN 45 as of January 1, 2003. The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. The Company has received notices of such claims in the past and may receive additional notices of claims in the future. The Company also warrants to customers that its software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties. Additionally, from time to time the Company posts letters of credit to secure specific obligations to third parties and may guarantee specified obligations to third parties. The maximum potential future payments under letters of credit and other guarantees is not considered material as of June 30, 2003. The Company had no liability associated with any of its outstanding letters of credit or guarantees on its balance sheet as of June 30, 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not have a material impact on the consolidated financial position or results of operations as the Company has no interests in variable interest entities.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instrumentals with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. The Company does not expect the adoption of SFAS 150 to have a material effect on the Company’s financial position or results of operations.

Note 2. Balance Sheet Components:

Goodwill and other purchased intangible assets, net

Goodwill and other purchased intangible assets, net, on the balance sheet consist of the following (in thousands):

	As of Dec 31, 2002	As of June 30, 2003
Goodwill:
Goodwill	$1,339	$1,339
Less: Accumulated amortization	(424)	(424)

	915	915

Assembled workforce	150	150
Less: Accumulated amortization	(47)	(47)

	103	103

Total goodwill	$1,018	$1,018

Other purchased intangible assets:
Purchased development technology	$1,000	$1,000
Less: Accumulated amortization	(517)	(617)

Total other purchased intangible assets	$483	$383

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of Dec 31, 2002	As of June 30, 2003
Accrued payroll and related benefits	$1,363	$1,220
Accrued royalties for signed agreements	4,292	5,070
Accrued for unlicensed royalties	2,078	1,053
Accrued for royalty settlements	—	525
Accrued restructuring cost	101	25
Other accrued liabilities	1,805	1,412

Total accrued liabilities	$9,639	$9,305

As of December 31, 2002 and June 30, 2003, the Company had accruals for unlicensed royalties where no signed agreement exists of $2.1 million and $1.1 million (unaudited), respectively. These accruals represent probable and estimable amounts payable based upon (i) the number of units sold under arrangements where the Company believes that a legal obligation exists multiplied by (ii) the royalty unit price that the relevant patent holders have published or settlement cost when there is an agreement reached. It is not known when agreements will ultimately be signed, if ever. Should the final arrangements result in royalty rates significantly different from these assumptions, the Company’s financial position and results of operations could be materially affected.

In the quarter ended June 30, 2003 the Company also entered into settlement agreements, totaling $1 million, to settle part of the unlicensed royalties where no agreement was previously signed. Of the $1 million settlement, $500,000 was paid in cash during the quarter ended June 30, 2003.

A rollforward of the accrued restructuring cost from December 31, 2002 to June 30, 2003 is as follows (in thousands):

Office Closure
Balance as of December 31, 2002	$101
Payments during the six months	(76)

Balance as of June 30, 2003	$25

Note 3. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three months ended, June 30,		Six months ended, June 30,
	2002	2003	2002	2003
Net income	$829	$1,574	$1,909	$3,182
Other comprehensive income:
Change in gain/loss of available-for-sale investments	—	5	—	17
Change in cumulative translation adjustment	84	13	84	13

Comprehensive income	$913	$1,592	$1,993	$3,212

Note 4. Segment and Geographic Information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer of the Company.

The Company has one operating segment: multimedia software. The Company sells its products primarily through original equipment manufacturers (“OEMs”) and to end-users through the Company’s websites. Sales of licenses to this software occur in three geographic locations, namely the United States, Europe and Asia. International revenues are based on the country in which the end-user is located.

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended, June 30,		Six months ended, June 30,
	2002	2003	2002	2003
Revenues by Sales Channel:
OEMs	$9,994	$10,968	$20,177	$22,146
Web sales and retail	1,808	2,131	2,792	4,326

Total revenue	$11,802	$13,099	$22,969	$26,472

Revenues by Geographic Region:
United States	$5,700	$7,045	$11,622	$14,895
Europe	897	641	1,504	1,623
Asia:
Japan	4,155	3,596	7,770	6,673
Other Asia	1,050	1,817	2,073	3,281

Total revenue	$11,802	$13,099	$22,969	$26,472

The following individual customers accounted for greater than 10% of revenue in any one of the periods presented:

	Three months ended, June 30,		Six months ended, June 30,
	2002	2003	2002	2003
Revenue from major customers:
Customer A	12%	12%	14%	11%
Customer B	9%	5%	12%	5%
Customer C	18%	17%	20%	19%
Customer D	12%	5%	9%	5%

Two customers’ accounts receivable balances were individually greater than 10% of total accounts receivable at December 31, 2002 and together comprised 39% of total accounts receivable. Three customers’ accounts receivable balances were individually greater than 10% of total accounts receivable at June 30, 2003 and together comprised 37% of total accounts receivable.

The following is a summary of tangible long-lived assets by and geographic region (in thousands):

	As of Dec 31, 2002	As of June 30, 2003
Tangible long-lived assets:
United States	$1,470	$1,296
Europe	—	—
Asia:
Japan	120	139
Other Asia	331	355

Total tangible long-lived assets	$1,921	$1,790

Note 5. Contingencies:

The Company has received notices of claims, and may receive additional notices of claims in the future, regarding the alleged infringement of third parties’ intellectual property rights that may result in restrictions or prohibitions on the sale of its products and cause it to pay license fees and damages. Some third parties hold patents that such parties claim cover various aspects of DVD technology incorporated into the Company’s and its customer’s products. Some third parties have claimed that various aspects of DVD technology incorporated into the Company’s and its customers’ products infringe upon patents held by them.

The Company and its customers may be subject to additional third-party claims that it and its customers’ products violate the intellectual property rights of those parties. In addition to the claims described above, the Company may receive notices of claims of infringement of other parties’ proprietary rights. Many companies aggressively use their patent portfolios to bring infringement claims against competitors and other parties. As a result, the Company may become a party to litigation in the future as a result of an alleged infringement of the intellectual property of others. The Company may be required to pay license fees and damages in the future if it is determined that its products infringe on patents owned by these third parties.

The Company may be required to pay substantial damages and may be restricted or prohibited from selling its products if it is proven that it violates the intellectual property rights of others. If a third party proves that the Company’s technology infringes its patents, the Company may be required to pay substantial damages for past infringement and may be required to pay license fees or royalties on future sales of its products. In addition, if it were proven that the Company willfully infringed on a third party’s patents, it may be held liable for three times the amount of damages it would otherwise have to pay. Intellectual property litigation may require the Company to: stop selling, incorporating or using its products that use the infringed intellectual property; obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, or at all; and redesign its products so as not to use the infringed intellectual property, which may not be technically or commercially feasible and may cause the Company to expend significant resources.

The defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive to resolve and could require a significant portion of management’s time. In addition, rather than litigating an infringement matter, the Company may determine that it is in its best interests to settle the matter. Terms of a settlement may include restrictions or prohibitions on our ability to sell products incorporating the other party’s technology, the payment of damages and an agreement to license technology in exchange for a license fee and ongoing royalties. These fees may be substantial. If the Company is forced to take any of the actions described above, defend against any claims from third parties or pay any license fees or damages, its business could be harmed.

The Company may be liable to some of its customers for damages that they incur in connection with intellectual property claims. The Company’s license agreements, including the agreements it has entered into with its large personal computer (“PC”) OEM customers, generally contain warranties of non-infringement and commitments to indemnify its customers against liability arising from infringement of third-party intellectual property rights. These commitments may require the Company to indemnify or pay damages to its customers for all or a portion of any license fees or other damages, including attorneys’ fees, its customers are required to pay, or agree to pay, these or other third parties. The Company has received notices from some of its customers asserting that the Company is required to indemnify them under its agreements with them, or providing notice that they have received from third party infringement claims that are related to the Company’s products. If the Company is required to pay damages to its customers or indemnify its customers for damages they incur, its business could be harmed. If the Company’s customers are required to pay license fees in the amounts that are currently published by claimants, and the Company is required to pay damages to its customers or indemnify its customers for such amounts, such payments would exceed its revenue from such customers. Even if a particular claim falls outside of its indemnity or warranty obligations to its customers, the customers may be entitled to additional contractual remedies against the Company. Furthermore, even if the Company is not liable to its customers, the customers may attempt to pass on to the Company the cost of any license fees or damages owed to third parties by reducing the amounts they pay for the Company’s products. These price reductions could harm the Company’s business.

Note 6. Subsequent Events:

Initial Public Offering

On July 16, 2003, the Company commenced its initial public offering of 3,220,000 shares of common stock at the offering price of $14.00 per share. The Company’s stock started trading on July 17, 2003 on the Nasdaq National Market under the symbol “IVII”.

The initial public offering was closed on July 22, 2003. The net proceeds were approximately $40.3 million after deducting the underwriting fee and other offering expenses. Upon the closing of the initial public offering, all preferred stock were automatically converted into common stock.

PART 1 – FINANCIAL INFORMATION

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward Looking Statements are generally written in the future tense and/or are preceded by words such as “anticipate”, “believe”, “estimate”, “expect”, “will”, “may”, “should”, “could”, “intend”, “plan”, or other similar words. Forward looking statements contained in this Quarterly Report include, among other things, statements made regarding (1) research and development expenses, (2) sales and marketing expenses, (3) other capital expenditures, (4) anticipated growth of operations, personnel and infrastructure, (5) exercise prices of future option grants, (6) the sufficiency of the Company’s capital resources, (7) future sources of revenue, (8) growth, decline and seasonality of revenue, (9) interest income (10) competitive pressures, (11) general market and economic outlook, (12) product sales and prices, (13) our ability to comply with public company reporting requirements, and (14) settlement of intellectual property claims. We do not intend to update these forward-looking statements except as may be required by law.

Overview

We are a leading provider of DVD software. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. We began operations in 1998 and shipped our first products in 1999. We sell our products to personal computer (“PC”) original equipment manufacturers (“OEMs”), consumer electronics (“CE”) manufacturers and PC peripherals manufacturers worldwide and offer our software in up to 27 languages. We derive revenue primarily from the sale of software licenses to OEMs, which install our software onto PCs prior to delivery to customers. In addition, we derive revenue from the license of our software to CE manufacturers and manufacturers of PC peripherals that incorporate our software into their own products for distribution. We also sell our software through retail channels and directly to end-users through our websites.

We have historically derived nearly all of our revenue from sales of our WinDVD product, a software DVD player for PCs, to PC OEMs. We derived 84 % of our revenue for the six months ended June 30, 2003 from the sales of our Win DVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue. In the future, we expect to derive an increasing percentage of our revenue from sales of other products, including WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, and products sold through our retail and web-based sales channels.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard (including the former Compaq), IBM, Sony and Toshiba. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the six months ended June 30, 2003, Hewlett-Packard (including the former Compaq) accounted for 19% of our revenue and Dell accounted for 11% of our revenue. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there is only a limited number of potential new, large PC OEM customers for our Win DVD product, we must derive any future revenue growth principally from increased sales of Win DVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may grow at a slower rate than in prior periods.

We expect prices for our products to decline over the next few years. Because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and possible lower unit sales, we have reduced the prices we charge PC OEMs for our WinDVD product. We expect this trend to continue, which will make it more difficult to increase or maintain our revenue and may cause a decline in our gross margins even if our WinDVD unit sales increase.

In 2000, we launched an Internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the six months ended June 30, 2003, we derived 16% of our revenue from web and retail sales. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing, capital equipment and research and development. The gross margins associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross margins.

Sales outside of the United States accounted for 44% of our revenue for the six months ended June 30, 2003. We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. We do not use derivative instruments to hedge foreign exchange risk. In the future, a portion of our international revenue and expense may be denominated in foreign currencies.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because of the timing of our recognition of revenue associated with the sale of our products to OEMs, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of that year.

Critical Accounting Policies

Revenue recognition

Our revenue is derived from fees paid under software licenses granted primarily to PC OEMs, retail distributors, retail customers and directly to end users. We record revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed and determinable, and collectibility is probable.

We sell to OEMs and directly to end-users. Under the terms of our license agreements with the OEMs, they are entitled only to unspecified upgrades on a when and if available basis, prior to sell through to end-users. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products being sold by the OEMs. We do not provide upgrades to the OEMs’ customers. Accordingly, we do not defer any revenue as we no longer have an obligation once an OEM’s products have been shipped and we have recorded revenue.

Under the terms of the OEM license agreements, each OEM will qualify our software on their hardware and software configurations. Once the software has been qualified, the OEM will begin to ship products and report sales to us, at which point we will record revenue. The OEM will have the right to return the software prior to qualification. Once the software has been shipped, the OEM does not have a right of return to us. Therefore, we do not maintain a returns reserve related to OEM sales. Under the terms of our OEM license agreements, the OEM has certain inspection and acceptance rights. These rights lapse once the product has been qualified and the shipment reported to us. Therefore, these acceptance rights do not impact the amount or timing of revenue recognition.

Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their customers. These OEMs pay fees on a per-unit basis, and we record associated revenue when we receive notification of the OEMs’ sales of the licensed software to end-users. The terms of the license agreements generally require the OEMs to notify us of sales of our products within 30 to 45 days after the end of the month or quarter in which the sales occur. As a result, we generally recognize revenue in the month or quarter following the sales of the product to these OEMs’ customers.

A small number of OEMs that primarily sell PC components place orders with us for a fixed quantity of units at a fixed price. In such cases, qualification of our products is not required, and these OEMs have no rights to upgrades or returns. We generally recognize revenue upon shipment to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include NRE service fees primarily for porting our software to the OEM’s hardware and software configurations. The NRE service fees are recognized using the percentage-of-completion method. However, some OEM agreements also provide the OEM with rights to free PCS, including unspecified future software upgrades. PCS is not available to the OEM’s end-users. We have not established vendor specific objective evidence of fair value for PCS and accordingly, if a contract includes both PCS and NRE services, the NRE service fees are deferred until software product acceptance and then recognized as revenue over the PCS period.

End-user sales are made directly through our websites. We do not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. We recognize revenue from sales through our websites upon delivery of product and the receipt of payment by means of an authorized credit card. End-users who purchase our software from our website do not have rights of return.

Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. We generally recognize revenue, net of estimated returns, upon shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products.

Certain customer agreements call for the payment by us of marketing development funds, co-operative advertising fees, rebates or similar charges. We account for such fees as a reduction in revenue. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

Valuation of accounts receivable

We make judgments as to our ability to collect outstanding receivables and provide allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. In determining the provision for invoices not specifically reviewed, we analyze historical collection experience, customer concentrations, customer credit-worthiness and current economic trends. If the historical data used to calculate the allowance provided for doubtful accounts does not reflect our future ability to collect outstanding receivables or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an increase in the provision for doubtful accounts may be required.

Impairment of long-lived assets

When events and circumstances warrant a review, we evaluate the carrying value of long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced by the cost to dispose of such assets.

Impairment of goodwill and other intangible assets

With the implementation of new accounting pronouncements in 2002, we continue to amortize finite-lived intangibles, but no longer amortize infinite-lived intangibles such as goodwill and assembled workforce. Previously we amortized goodwill over its estimated useful life. Following adoption of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”), we will continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset, including goodwill, is not recoverable. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value based test.

Accruals for unlicensed royalties and settlement agreement

We utilize technology in our products for which we do not currently hold, or have not in the past held, a license. We have accrued amounts for such usage as a component of cost of revenue based upon units sold under arrangements where we believe that we have a probable and estimatable legal obligation and upon published rates for such amounts. As of June 30, 2003, accruals for unlicensed royalties were $1.1 million. The published rates utilized have remained consistent but are expected to decrease in the future, which will impact the accrual in future periods. It is not known when agreements will ultimately be signed. Should the final arrangements result in royalty rates significantly different from these assumptions, our business could be harmed.

Determination of fair value of options granted to employees

We have recorded stock compensation charges representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, significant events in our history, issuances of our convertible preferred stock, trends in the broad market for technology stocks and the expected valuation we would obtain in our initial public offering.

Accounting for income taxes

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our consolidated statement of operations as provision (benefit) from income taxes. We exercise significant judgment in determining our provision (benefit) for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefits from our deferred tax assets. If actual circumstances differ from our expectations, we may be required to adjust our estimates in future periods and our financial position, cash flows and results of operations could be materially affected.

Results of Operations – Comparison of the three months and six months ended June 30, 2003 and June 30, 2002.

	Three months ended June 30, (unaudited)		Six months ended June 30, (unaudited)
	2002	2003	2002	2003
As a percentage of revenue:
Revenue	100%	100%	100%	100%
Product costs	35	41	35	41
Amortization of software license agreement	—	—	—	—

Cost of revenue	35	41	35	41

Gross margin	65	59	65	59

Operating expenses:
Research and development	16	15	17	14
Sales and marketing	16	16	16	17
General and administrative	9	7	8	7
Stock compensation	7	1	8	2
Restructuring costs	—	—	—	—

Total operating expenses	48	39	49	40

Income from operations	17	20	16	19
Other income, net	(1)	—	—	1

Income before provision for income taxes	16	20	16	20
Provision for income taxes	9	8	8	8

Net income	7%	12%	8%	12%

Revenue

We derive our revenue from fees paid under software licenses granted primarily to OEMs, distributors and directly to end-users. Revenue increased 11% to $13.1 million for the three months ended June 30, 2003 from $11.8 million for the three months ended June 30, 2002. OEM product sales increased 10% to $11.0 million for the three months ended June 30, 2003 from $10.0 million for the three months ended June 30, 2002. Web and retail sales increased 18% to $2.1 million for the three months ended June 30, 2003 from $1.8 million for the three months ended June 30, 2002. OEM product sales accounted for approximately 84% of total revenue for the three months ended June 30, 2003, as compared to 85% of total revenue for the three months ended June 30, 2002. We derived a substantial portion of our revenue from a small number of customers. For the three months ended June 30, 2003, Hewlett-Packard (including the former Compaq) accounted for 17% of our revenue and Dell accounted for 12% of our revenue. We also derive a substantial portion of our revenue from sales outside the United States. Sales outside the United States accounted for 46% of our revenue for the three months ended June 30, 2003.

Revenue increased 15% to $26.5 million for the six months ended June 30, 2003 from $23.0 million for the six months ended June 30, 2002. OEM product sales increased 10% to $22.1 million for the six months ended June 30, 2003 from $20.2 million for the six months ended June 30, 2002. Web and retail sales increased 55% to $4.3 million for the six months ended June 30, 2003 from $2.8 million for the six months ended June 30, 2002. OEM product sales accounted for 84% of total revenue for the six months ended June 30, 2003 as compared to 88% of total revenue for the six months ended June 30, 2002. For the six months ended June 30, 2003, Hewlett-Packard (including the former Compaq) accounted for 19% of our revenue and Dell accounted for 11% of our revenue. Sales outside the United States accounted for 44% of our revenue for the six months ended June 30, 2003. The growth in revenue for the three months and six months ended June 30, 2003, over the same periods in the prior year, resulted primarily from increased sales of our non-WinDVD products which accounted for 17% of revenue for the three and six months ended June 30, 2003 as compared to 9% and 8% of revenue for the three and six months ended June 30, 2002, respectively.

Cost of revenue

Cost of revenue consists primarily of licensed and unlicensed royalties, cost of settlement of intellectual property matters, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology and costs associated with end-user post contract support. Cost of revenue increased to $5.4 million, or 41% of revenue, for the three months ended June 30, 2003 from $4.2 million, or 35% of revenue, for the three months ended June 30, 2002. Cost of revenue increased to $10.8 million, or 41% of revenue, for the six months ended June 30, 2003 from $8.1 million, or 35% of revenue, for the six months ended June 30, 2002. For both the three months and six months ended June 30, 2003, the increase as a percentage of revenue was primarily due to a decline in selling prices of our WinDVD products without a proportional decrease in third-party royalties.

Gross margin

Gross margin is affected by competitive price pressures, fluctuations in unit volumes, changes in royalty amounts and changes in the mix of products sold and in our mix of distribution channels. In addition our gross profit may be affected by costs associated with the settlement of intellectual property matters. Gross margins were 59% of revenue for both the three months and six months ended June 30, 2003 as compared to 65% for the three months and six months ended June 30, 2002. The decrease reflects lower average selling prices of our WinDVD products to our major OEM customers without a proportional decrease in third party royalties.

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and quality assurance and testing. Research and development expenses were $1.9 million, or 15% of revenue, for the three months ended June 30, 2003 and $1.9 million, or 16% of revenue, for the three months ended June 30, 2002. For the six months ended June 30, 2003, research and development expenses decreased to $3.6 million, or 14% of revenue, from $3.9 million, or 17% of revenue, for the six months ended June 30, 2002. The decrease, as a percentage of revenue, for both the three months and six months ended June 30, 2003 as compared to the corresponding periods of the prior year, and the decrease in absolute dollars for the six months ended June 30, 2003 as compared to the corresponding period of the prior year, were primarily due to a reduction in payroll and consulting expenses. This reduction is the result of a shift in personnel resources to overseas locations with lower cost structures. We believe that a significant level of research and development expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars in the future.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased to $2.1 million, or 16% of revenue, for the three months ended June 30, 2003 from $1.9 million, or 16% of revenue, for the three months ended June 30, 2002. The increase in absolute dollars was primarily attributable to $273,000 in increased payroll and payroll related expenses due to increased sales and marketing headcount and a $60,000 increase in travel, promotional and tradeshow expenses. These increased expenses were partially offset by a decrease in commissions paid to outside sales representatives of $236,000. For the six months ended June 30, 2003, sales and marketing expenses increased to $4.4 million, or 17% of revenue, from $3.7 million, or 16% of revenue, for the six months ended June 30, 2002. The increase in absolute dollars for the six months ended June 30, 2003 included increased expenses for payroll and payroll related expenses of $567,000 due to increased sales and marketing headcount and increased travel, promotional and tradeshow expenses of $381,000. These increased expenses were partially offset by a $443,000 decrease in commissions paid to outside sales representatives. We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars in the future as we seek to further establish our retail presence.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees. General and administrative expenses decreased to $894,000, or 7% of revenue, for the three months ended June 30, 2003 from $1.0 million, or 9% of revenue, for the three months ended June 30, 2002. This decrease was primarily due to a decrease in legal expenses of $100,000 during the three months ended June 30, 2003 and higher charges to bad debt expense of approximately $46,000 in the same three months ended June 30, 2002. General and administrative expenses were $1.8 million, or 7% of revenue, and $1.9 million, or 8% of revenue, for the six months ended June 30, 2003 and June 30, 2002, respectively. This decrease was primarily due to a decrease in legal expenses of $127,000 during the six months ended June 30, 2003 and higher charges to bad debt expense of $95,000 in the six months ended June 30, 2002 offset by an increase in payroll and payroll related expenses of $89,000 and outside consulting fees of $87,000 during the six months ended June 30, 2003. We expect general and administrative expenses to increase in absolute dollars as we build our infrastructure to support our anticipated growth and operations as a public company.

Stock compensation expenses

Stock compensation expenses decreased to $217,000 and $550,000 for the three months and six months ended June 30, 2003, respectively. Stock compensation expenses for the three months and six months ended June 30, 2002 were $813,000 and $1.7 million, respectively. Deferred stock compensation is primarily recorded when options are granted with exercise prices less than the deemed fair market value of the underlying common stock. Stock compensation expenses are recognized as deferred stock compensation is amortized on an accelerated basis over the vesting period of the related options, which is generally four years. In the future, we intend to grant our stock options at exercise prices equal to the fair market value of our common stock on the date of grant, and therefore, minimal, if any, additional deferred stock compensation should be recorded. Accordingly, we expect stock compensation expenses to continue to decrease in future periods.

Other income, net

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, offset by other expenses including currency exchange and asset disposition gains and losses. Other income, net increased to $69,000 for the three months ended June 30, 2003 from an expense of $107,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 other income, net was $155,000 as compared with an expense of $31,000 for the six months ended June 30, 2002. With the additional cash generated from our initial public offering in July as well as the possibility of rising interest rates, we expect interest earned on our cash and cash equivalent balances to increase in future periods.

Provision for income taxes

We recorded a provision for income taxes of $1.1 million for each of the three months ended June 30, 2003 and June 30, 2002. Our effective tax rate for the three months ended June 30, 2003 was 40% as compared with 56% for the corresponding period in the prior year. The provision for income taxes was $2.2 million, with an effective tax rate of 41%, for the six months ended June 30, 2003 and $1.7 million, with an effective tax rate of 46%, for the corresponding period of the prior year. In the six months ended June 30, 2002, the only income tax expense or benefit we recognized was related to foreign withholding taxes, as all tax benefits were fully reserved. In the six months ended June 30, 2003, we recorded tax expense on profits at the federal and state statutory rates, with adjustments for permanent book and tax differences.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through private sales of convertible preferred stock, which have generated gross proceeds of $21.2 million, sale of common stock in connection with our initial public offering in July 2003, which have generated gross proceeds of $45.1 million, and the sale of our products. As of June 30, 2003, we had cash, cash equivalents and short-term investments of $23.2 million, representing 60% of our total assets. Our cash, cash equivalents and short-term investments totaled $21.2 million at December 31, 2002 and represented 61% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of corporate bonds and certificates of deposit.

Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2003. Net income of $3.2 million was adjusted for depreciation and amortization of $425,000, stock compensation of $550,000 and other non-cash charges and an increase in accounts payable of $263,000. This was offset by increases in accounts receivable of $414,000 and prepaid expenses and other current assets of $1.6 million and a decrease in accrued liabilities, taxes payable and deferred revenue of $226,000. Net cash provided by operating activities for the six months ended June 30, 2002 was $4.6 million which was primarily due to net income of $1.9 million, adjusted for depreciation and amortization of $464,000, the write down of long term investments of $200,000, stock compensation of $1.7 million, loss on disposal of property and equipment of $101,000 and other non-cash charges, increases in accrued liabilities, taxes payable and deferred revenue of $2.0 million and a decrease in non-current assets of $678,000. This was offset by increases in accounts receivable and other current assets of $2.4 million.

Net cash used in investing activities was $832,000 for the six months ended June 30, 2003 due to purchases of short-term investments and property and equipment. Net cash used in investing activities was $184,000 for the six months ended June 30, 2002 due to purchases property and equipment.

Cash provided by financing activities was $23,000 for the six months ended June 30, 2003 and $90,000 for the six months ended June 30, 2002 due to the issuance of common stock upon the exercise of stock options.

We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems.

We believe that the net proceeds of approximately $40.3 million from the sale of common stock in connection with our initial public offering in July of 2003, together with our existing cash, cash equivalents and short-term investments, will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. To the extent the proceeds of the offering and our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we will need to raise additional funds. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. If we raise funds through an equity financing, it may have a dilutive effect on our existing stockholders. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us. In addition, although we have no present understandings, commitments or agreements with respect to any acquisitions of other businesses, services, products or technologies, we may from time to time evaluate potential acquisitions. These acquisitions may increase our capital requirements and reduce your percentage ownership in us.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on our financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance or modification of a guarantee after December 31, 2002. In addition, FIN 45 requires disclosure about guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The Company adopted FIN 45 as of January 1, 2003. The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. The Company has received notices of such claims in the past and may receive additional notices of claims in the future. The Company also warrants to customers that its software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties. Additionally, from time to time the Company posts letters of credit to secure specific obligations to third parties and may guarantee specified obligations to third parties. The maximum potential future payments under letters of credit and other guarantees is not considered material as of June 30, 2003. The Company had no liability associated with any of its outstanding letters of credit or guarantees on its balance sheet as of June 30, 2003.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not have a material impact on our consolidated financial position or results of operations as we do not have interests in variable interest entities.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. We do not expect the adoption of SFAS 150 to have a material effect on our financial position or results of operations.

Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the DVD software industry and are the same or similar to those disclosed in our previous SEC filings. That fact that certain risks are endemic to the industry does not lessen the significance of these risks. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should carefully consider each of the Risk Factors and the other information in this Quarterly Report.

We have a history of losses, and we may not sustain profitability on a quarterly or annual basis.

We have incurred losses since our inception and have only achieved profitability in our fiscal year ended December 31, 2002, the three months ended March 31, 2003 and the three months ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of $6.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not sustain or increase profitability on a quarterly or annual basis in the future.

Our limited operating history and the rapidly evolving nature of our industry make it difficult to forecast our future results.

We were incorporated in April 1998 and began selling our products in February 1999. Prior to February 1999, our operations consisted primarily of research and development efforts. As a result of our limited operating history, our historical financial and operating information is of limited value in predicting our future operating results. In addition, any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. The market for software-based digital video and audio solutions for incorporation in products in the PC and consumer electronics industries is rapidly evolving, and it is difficult to forecast the future growth rate, if any, or size of the market for our products. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue and are, to a large extent, fixed. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would harm our operating results.

We expect our operating results to fluctuate on an annual and quarterly basis, which may result in volatility of our stock price.

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	declines in selling prices of our products to our OEM customers or other customers;

•	market acceptance of new products developed by us;

•	changes in the relative portion of our revenue represented by our various products and customers;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the settlement of claims based upon our violation or alleged violation of others’ intellectual property rights; and

•	economic conditions specific to the PC, consumer electronics and related industries.

Due to these and other factors, quarter-to-quarter comparisons of our operating results may not be meaningful, and you should not rely on our results for any one quarter as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

We expect our product prices to decline, which could harm our operating results.

We expect prices for our products to decline over the next few years. Because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and lower unit sales, we have reduced the prices we charge PC OEMs for our WinDVD product. We expect this trend to continue, which will make it more difficult to increase or maintain our revenue and may cause a decline in our gross margins, even if our WinDVD unit sales increase. If unit sale increases do not offset anticipated price declines, our revenue will decline. Accordingly, our future success will depend in part on our ability to introduce and sell new products and upgrades to our existing products, which could increase our revenue and could improve our profit margins.

We have received notices of claims, and may receive additional notices of claims in the future, regarding the alleged infringement of third parties’ intellectual property rights that may result in restrictions or prohibitions on the sale of our products and cause us to pay license fees and damages.

Some third parties hold patents that such parties claim cover various aspects of DVD technology incorporated into our and our customers’ products.

Our digital video and audio products comply with industry standard DVD specifications. Some third parties have claimed that various aspects of DVD technology incorporated into our and our customers’ products infringe upon patents held by them, including the following:

• MPEG LA. DVD specifications include technology known as “MPEG-2” that governs the process of storing video in digital form. A group of companies, comprised primarily of CE manufacturers, has formed a consortium known as “MPEG LA, LLC” to enforce member companies’ patents covering certain aspects of MPEG-2 technology. MPEG LA, and certain members of the consortium, have notified us that they believe that our products infringe on patents owned by members of the consortium. In March 2002, we entered into a license agreement with MPEG LA pursuant to which we obtained a license, retroactive to our inception, to MPEG LA’s patents necessary to the MPEG-2 standard in exchange for a cash payment and our agreement to make ongoing royalty payments. This license requires that we pay a royalty to MPEG LA on our sales to end-users and that we notify the OEMs to whom we sell our products that they are obligated to obtain a license from MPEG LA for any use of our products that comply with the MPEG-2 standard. In addition, MPEG LA, and certain members of the consortium, have notified a number of PC OEMs, including some of our customers, that they believe MPEG LA members’ patents are infringed by those PC OEM products that incorporate MPEG-2 technology. We are aware that a number of PC OEMs, including some of our customers, have settled the MPEG LA claims and entered into license agreements with MPEG LA.

• DVD 6C. Another group of companies has formed a consortium known as “DVD 6C” to enforce the proprietary rights of holders of patents covering some aspects of DVD technology. DVD 6C has notified us that we may need a license so that our products that incorporate DVD technology do not infringe patents owned by members of the consortium. In addition, DVD 6C or its members may demand that PC OEMs or other companies manufacturing or licensing DVD-related products, including our customers, pay license fees or stop selling products covered by the patents of the member companies.

• Others. Other third parties, including Nissim Corporation, have notified a number of PC OEMs, including some of our customers, that they believe their patents are infringed by the products of these PC OEMs that incorporate certain DVD-related technology. Nissim and the other third parties making such claims may demand that these PC OEMs pay license fees or stop selling products that are covered by the third party’s patents.

We and our customers may be subject to additional third-party claims that our and our customers’ products violate the intellectual property rights of those parties.

In addition to the claims described above, we may receive notices of claims of infringement of other parties’ proprietary rights. Many companies aggressively use their patent portfolios to bring infringement claims against competitors and other parties. As a result, we may become a party to litigation in the future as a result of an alleged infringement of the intellectual property rights of others, including DVD 6C or Nissim. In addition, we are aware that a consortium of companies, known as “3C,” has been formed for the purpose of asserting the patent rights of its members covering some aspects of DVD technology. 3C may demand that PC OEMs or other companies manufacturing or licensing DVD-related products, including us and our customers, pay license fees and damages for the use of the technology, or be prohibited from selling products, covered by the 3C patents. Similarly, other parties have alleged that aspects of MPEG-2 and other multimedia technologies infringe upon patents held by them. We may be required to pay license fees and damages or be prohibited from selling our products in the future if it is determined that our products infringe on patents owned by these third parties. In addition, other companies may form consortia in the future, similar to MPEG LA, DVD 6C and 3C, to enforce their proprietary rights and these consortia may seek to enforce their patent rights against us and our customers. Some of our products can be used in connection with the copying of video content, which may include content protected by copyright. Though we believe these products do not contribute to copyright infringement and do not defeat encryption in violation of the Digital Millennium Copyright Act, some content owners have shown a willingness to instigate litigation against producers of products that could be used to copy copyrighted content. Defending such suits could be costly and could cause a serious disruption in our business regardless of the outcome.

We may be required to pay substantial damages and may be restricted or prohibited from selling our products if it is proven that we violate the intellectual property rights of others.

If DVD 6C, 3C, Nissim or another third party proves that our technology infringes its patents, we may be required to pay substantial damages for past infringement and may be required to pay license fees or royalties on future sales of our products. If we are required to pay license fees in the amounts that are currently published by, for example, DVD 6C for past sales to our large PC OEM customers, such fees would exceed the revenue we have received from those PC OEM customers. In addition, if it were proven that we willfully infringed on a third party’s patents, we may be held liable for three times the amount of damages we would otherwise have to pay. In addition, intellectual property litigation may require us to:

• stop selling, incorporating or using our products that use the infringed intellectual property;

• obtain a license to make, sell or use the relevant technology from the owner of the infringed intellectual property, which license may not be available on commercially reasonable terms, or at all; and

• redesign our products so as not to use the infringed intellectual property, which may not be technically or commercially feasible and may cause us to expend significant resources.

Furthermore, the defense of infringement claims and lawsuits, regardless of their outcome, would likely be expensive to resolve and could require a significant portion of management’s time. In addition, rather than litigating an infringement matter, we may determine that it is in our best interests to settle the matter. Terms of a settlement may include restrictions or prohibitions on our ability to sell products incorporating the other party’s technology, the payment of damages and our agreement to license technology in exchange for a license fee and ongoing royalties. These fees may be substantial. If we are forced to take any of the actions described above, defend against any claims from third parties or pay any license fees or damages, our business could be harmed.

We may be liable to some of our customers for damages that they incur in connection with intellectual property claims.

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property rights include the patents held by Nissim and by members of MPEG LA, DVD 6C and 3C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. We have received notices from some of our customers asserting that we are required to indemnify them under our agreements with them, or providing notice that they have received from third parties infringement claims that are related to our products. These customers include, among others, Micron Electronics and MPC LLC (formerly known as Micron PC LLC), as well as other customers with which we have settled. Although MPEG LA has stated that some of our PC OEM customers, including Dell, Fujitsu Limited, Gateway, Hewlett-Packard, Sony and Toshiba, are currently MPEG LA licensees, not all of our PC OEM customers are MPEG LA licensees. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of claims of infringement brought by MPEG LA against those customers. Even with respect to those PC OEM customers that have become licensees, we may have liability to these customers for prior infringement and future royalty payments. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

In April 2002, we agreed to a settlement with Dell concerning certain amounts that Dell alleged we owed to it as a result of Dell’s prior settlements with MPEG LA and Nissim of certain infringement claims brought against Dell by these parties. Without admitting any liability to Dell, we issued shares of preferred stock convertible into 351,780 shares of our common stock to Dell in settlement of all past and future claims that Dell might have against us based upon the alleged infringement of certain patents held by MPEG LA and Nissim. We accounted for the issuance of these shares as a charge to our cost of revenue under product costs for the year ended December 31, 2001 in an amount equal to the fair market value of the shares, or $3.7 million. In June 2002, we agreed to a cash settlement with Gateway concerning certain amounts that Gateway alleged that we owed it as a result of Gateway’s prior settlements with MPEG LA and Nissim of certain infringement claims brought against Gateway by these parties. Without admitting any liability to Gateway, we settled all past and future claims that Gateway might have against us based on the alleged infringement of certain patents held by MPEG LA and Nissim. In June 2003, we agreed to a cash settlement with Hewlett-Packard (including the former Compaq) concerning certain amounts that Hewlett-Packard alleged that we owed it as a result of Hewlett-Packard’s prior settlement with Nissim of certain infringement claims brought against Hewlett-Packard by Nissim. Without admitting any liability to Hewlett-Packard, we settled all past and future claims that Hewlett-Packard might have against us based on the alleged infringement of certain patents held by Nissim. Notwithstanding these settlement agreements with Dell, Gateway and Hewlett-Packard, we may be liable to these parties for additional damages that fall outside the scope of the settlement agreements. We expect to make additional cash payments to settle similar claims in the future.

As of June 30, 2003, we had accrued $1.1 million for liabilities relating to unlicensed royalty and related intellectual property claims and may continue to accrue for such liabilities in the future. In some cases, the amounts we have accrued or accrue for may exceed our actual liability. Likewise, our actual liability may exceed the amounts we have accrued or accrue for in the future, which could harm our business.

Because there is a small number of large PC OEMs, we have only a limited number of potential new large OEM customers for our WinDVD product, which will likely cause our revenue to grow at a slower rate than in recent periods.

Our revenue growth has been achieved in large part due to sales of our WinDVD product to new, large PC OEM customers. Because there is only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs and PC peripherals manufacturers and from sales to smaller regional PC OEMs and directly to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will take more time and effort to penetrate, we expect that our revenue will grow at a slower rate than in recent periods.

We depend substantially on our relationships with a small number of PC OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the six months ended June 30, 2003, our five largest customers accounted for 48% of our revenue, with Hewlett-Packard (including the former Compaq) accounting for 19% and Dell accounting for 11% of our revenue during that period. For the six months ended June 30, 2002, our four largest customers accounted for 55% of our revenue, with Hewlett-Packard (including the former Compaq) accounting for 20%of our revenue, Dell accounting for 14%of our revenue and Fujitsu accounting for 12% of our revenue. In addition, three customers accounted for 37% of our accounts receivables balance as of June 30, 2003 and two customers accounted for 39%of our accounts receivables balance as of December 31, 2002. While a substantial portion of these accounts receivables has been paid, we expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

If our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their PCs. If we are unable to maintain or expand our relationships with PC OEMs, our business will suffer.

As a result of our dependency on a small number of large PC OEMs, any problems those customers experience, or their failure to promote products that contain our software, could harm our operating results.

As a result of our concentrated customer base, problems that our PC OEM customers experience could harm our operating results. Some of the factors that affect the business of our PC OEM customers, all of which are beyond our control, include:

•	the competition these customers face and the market acceptance of their products;

•	the engineering, marketing and management capabilities of these customers and the technical challenges that they face in developing their products;

•	the financial and other resources of these customers;

•	new governmental regulations or changes in taxes or tariffs applicable to these customers; and

•	the failure of third parties to develop and introduce content for DVD and other digital media applications in a timely fashion.

The inability of our PC OEM customers to successfully address any of these risks could harm our business. In addition, we have little or no influence over the degree to which these customers promote products that incorporate our software or the prices at which these products are sold to end users. If our PC OEM customers fail to adequately promote products that incorporate our software, our revenue could decline.

We have derived a substantial majority of our revenue from the sale of our WinDVD product to PC OEMs, and these customers may not continue to purchase this product or we may fail to attract new customers for this product.

We derived 84% of our revenue for the six months ended June 30, 2003 and 92% of our revenue for the six months ended June 30, 2002 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

Continued slow growth, or negative growth, in the PC industry could reduce demand for our products and reduce our gross profit.

Our revenue depends in large part on the demand for our products by PC OEMs. The PC industry is currently experiencing slow or negative growth due to a general economic slowdown, market saturation and other factors. If slow or negative growth in the PC industry continues, demand for our products may decrease. Furthermore, if a reduction in demand for our products occurs, we may not be able to reduce expenses commensurately, due in part to the continuing need for research and development. Accordingly, continued slow growth or negative growth in the PC industry could reduce our gross profit.

Our success in generating revenue depends on the growth of the use of software solutions in the PC and consumer electronics industries.

Our continued success in generating revenue depends on growth in the use of software solutions to add features and functionality to PCs and CE devices. Our software is currently used primarily in PCs, and we expect it to be useful for CE products. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which software products such as ours will be used in these markets in the future. Their market acceptance may be impacted by the performance, cost and availability of semiconductors that perform similar functions and the level of copy protection that can be attained and maintained in software products. Our success in generating revenue in these markets will depend on increased adoption of software solutions based on the same standards as ours. If the PC and consumer electronics markets adopt software solutions more slowly than we expect, or if content providers are dissatisfied with the level of copy protection available in software products, our growth would not likely continue, and our business would likely suffer.

Our products are based primarily on the Microsoft Windows operating system, and most of our customers require that the combination of our software products and their PCs be certified by Microsoft’s Windows Hardware Qualification Labs. Accordingly, we are dependent on Microsoft, which exposes us to risks, particularly if Microsoft chooses to compete with us in the future.

Our products are based primarily on the Microsoft Windows operating system. If industry and customer preferences in operating systems shift, our products may not be compatible with other operating systems and our business could be harmed.

Our revenue is highly dependent upon acceptance of products that are based on the Microsoft Windows operating system, which is currently the dominant operating system used in the PC industry. Microsoft could make changes to its operating system that could render our products incompatible. Other industry participants could develop operating systems to replace the Windows operating system, and our products might not be compatible with those operating systems. If our products are not compatible with one or more of the operating systems with significant PC market share, we could incur substantial costs and expend significant capital and other resources to adapt our products to one or more operating systems. There is no assurance that we would be able to adapt our products to changes made in the Windows operating system in the future or to a new operating system, and any failure to adapt to changes in operating systems by the PC industry could result in significant harm to our business.

Most of our customers require that the combination of our software products and their PCs be certified by Microsoft’s Windows Hardware Qualification Labs. If certification is not obtained, our revenue could decline or our customers may license a competitor’s software.

We sell most of our products through PC OEMs, which bundle our products with their hardware products. Most of our PC OEM customers require Microsoft’s Windows Hardware Qualifications Labs, or WHQL, certification for our products on each PC platform before bundling and distribution. The certification process is entirely under Microsoft’s control, and we may not obtain certification for any product on a timely basis or at all. Furthermore, Microsoft may change the requirements for certification at any time without notice. At various times in the past, Microsoft has changed standards applicable to our products, which caused us to be out of compliance for a period of time. In the future, we may not be able to obtain necessary certification on a timely basis, if at all, for new PC models introduced by our customers, for any of our products under development or for existing products, if the current standards are changed. Any delays in receipt of, or failure to receive, such certification could cause our revenue to decline or our customers to license a competitor’s software.

If Microsoft develops or licenses digital video and audio solutions that compete directly with ours, our business could suffer.

Microsoft currently offers products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. If Microsoft develops or licenses digital video and audio solutions that compete directly with ours and incorporates the solutions into its operating system, or otherwise changes its operating system or its Windows Hardware Qualification Labs standards to render our products incompatible, our business could be harmed.

Competition in our industry is intense and is likely to continue to increase, which could result in price reductions, decreased customer orders, reduced product margins and loss of market share, any of which could harm our business.

Our industry is intensely competitive, and we expect competition to intensify in the future. Our competitors include:

•	software companies that offer digital video or audio applications;

•	companies offering hardware or semiconductor solutions as alternatives to our software products; and

•	operating system providers that may develop and integrate applications into their products.

Our primary competitors are Adobe Systems Incorporated, Cyberlink Corporation, Pinnacle Systems, Inc., Roxio, Inc., Sonic Solutions, Inc. and Ulead Systems, Inc. Additional competitors are likely to enter our industry in the future. We also face competition from the internal research and development departments of other software companies and PC and CE manufacturers, including some of our current customers. Some of our customers have the capability to integrate their operations vertically by developing their own software-based digital and audio solutions or by acquiring our competitors or the rights to develop competitive products or technologies, which may allow these customers to reduce their purchases or cease purchasing from us completely. Operating system providers with an established customer base, such as Microsoft, already offer products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. If Microsoft or other operating system providers develop or license digital video and audio solutions that compete directly with ours and incorporate the solutions into their operating systems, our products could lose market share.

We expect our current competitors to introduce improved products at lower prices, and we will need to do the same to remain competitive. We may not be able to compete successfully against either current or future competitors with respect to new or improved products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources or greater name recognition than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are in a better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, some of our current competitors and potential competitors have greater brand name recognition, a more extensive customer base, more developed distribution channels and broader product offerings than we do. These companies can use their broader customer base and product offerings, or adopt aggressive pricing policies, to gain market share. Increased competition in the market may result in price reductions, decreased customer orders, reduced profit margins and loss of market share, any of which could harm our business.

If we do not provide acceptable customer support, our reputation will suffer and it will be difficult to retain existing customers or to acquire new customers.

We will need to continue to provide acceptable customer support to our customers. An inability to do so will harm our reputation and make it difficult to retain existing customers or acquire new customers. Most of our experience to date has been with corporate customers, some of which require significant support when familiarizing themselves with the features and functionality of our products. We intend to increase sales of our products directly to consumers. We have limited experience with widespread distribution of our products directly to consumers, and we may not have adequate experience or personnel to provide the levels of support that these customers require. Our failure to provide adequate customer support for our products to either our corporate or consumer customers could damage our reputation and brand in the marketplace and strain our relationships with customers. This could prevent us from retaining existing customers or acquiring new customers.

Our ability to achieve profitability will suffer if we fail to manage our growth effectively.

Our success depends on our ability to effectively manage the growth of our operations. We cannot be certain that our current cost structure is appropriate for the level of revenue that we generate. Furthermore, we expect to increase the scope of our operations in the future. To manage the growth of our operations and personnel, we will need to improve our operational and financial systems, procedures and controls as well as hire additional qualified personnel. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could harm our relationships with customers, reputation and brand.

We may lack the ability to record, process, summarize and report financial data in compliance with our public company reporting requirements if we fail to improve our internal controls and procedures for financial reporting.

Our independent auditors have indicated that they consider there to be the following significant deficiencies in our internal controls and procedures for financial reporting and have made the following recommendations:

The nature and number of last-minute adjustments in our year and quarter-end close processes may indicate a lack of accounting resources necessary to devote sufficient attention to all established period end financial reporting requirements within the timeline required by public companies to meet their filing deadlines.

Our independent auditors have recommended that we perform a thorough review of our financial reporting process to identify problem areas and implement corrective actions immediately. We are reviewing the functional responsibilities of the members of our finance department with the objective of reducing the time required for our monthly close process. We have more specifically delineated the responsibilities of members of our finance department and the deadlines for which they are responsible. In addition, we have purchased and plan to implement a new and more fully integrated enterprise resource planning system designed to allow us to more efficiently handle the financial reporting and disclosure obligations of a public company. We anticipate the implementation of the new system to be completed by the end of 2003. Finally, we have hired an additional accounting manager which, we anticipate, will increase our capacity to handle the additional tasks of being a publicly traded company. This increased capacity will increase the time available to our staff to focus on improving processes, eliminating redundant efforts and reducing inefficiencies. We believe that the steps that we have taken have improved our financial reporting processes and will allow us to meet our reporting obligations as a public company. However, these changes are recent and we may continue to have difficulties meeting the reporting obligations of a public company. If we do not continue to review our processes and take corrective actions, there is an increased risk that undetected errors may occur in our financial reporting process and that relatively minor problems may be compounded and magnified when time is of the essence and a filing deadline has to be met.

We should hire an accounting manager with sufficient experience in the area of software revenue recognition and create a manager-level position that is responsible for meeting our SEC reporting requirements.

Our independent auditors have recommended that we expand our finance and accounting staff by hiring a manager with sufficient knowledge of revenue recognition and related technical accounting literature. Our independent auditors further recommend that we create a manager level position whose job responsibilities would include overseeing our SEC reporting requirements, researching new and existing technical literature, and assisting us to appropriately apply US GAAP. We have responded to these recommendations by recently hiring a controller and a revenue and cost manager. We have also created a reporting manager position. While we believe we have sufficient accounting resources to meet our current needs, we intend to continue to evaluate our staffing needs and the organization of our finance department and to take appropriate actions. Failure to address a shortage of accounting resources might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines. In addition, our independent auditors have made other recommendations during their audit, which they did not consider to be significant deficiencies in our internal accounting controls. Specifically, they have advised us that:

•	We should establish a process to facilitate management’s assessment of the design and operating effectiveness of our internal controls and procedures for financial reporting to enable us to comply with 13 Section 404 of the Sarbanes-Oxley Act of 2002, which will be in effect for our fiscal year ending December 31, 2004.

•	Our management should review, on a monthly basis, the investments held with our investment advisors to verify that our investments conform to our investment policy.

As described above, we have taken a number of steps to address the concerns of our independent auditors and continue to evaluate and consider their recommendations as well as additional steps we can take to improve our internal controls and procedures. However, there can be no assurance that these actions and any other actions we may take will be successful. Our failure to implement these recommendations could adversely affect our ability to record, process, summarize and report financial data in compliance with our public company reporting obligations.

We license technology from third parties for use in our WinDVD and other standards-based products, and we might not be able to ship our products in their present forms if we fail to maintain these license arrangements.

We license technology for use in our WinDVD product, our WinRip product, our WinCreator product, our WinRecorder product and other existing and planned products from third parties under agreements, some of which have a limited duration. For example, we have a license agreement with Dolby Laboratories for its audio technology and logo, a license agreement with the DVD Copy Control Association, Inc. for the content scrambling system designed to prevent the copying of DVDs, a license with MPEG-LA for its MPEG-2 video technology, a license from Thomson Licensing S.A. for its MP3 audio technology and various other license agreements relating to patents, know-how and trademarks that are important to various aspects of the development, marketing and sale of our products. We are obligated to pay royalties under each of the Dolby, DVD Copy Control Association, MPEG-LA and Thomson Licensing S.A. agreements, and Dolby, DVD Copy Control Association, MPEG LA and Thomson Licensing may each terminate its license if we breach any material provision of the license or if other events occur, as specified in the license agreement. If we fail to maintain these license arrangements, we might not be able to ship our products in their present forms and our revenue could decline.

The loss of any of our strategic relationships would make it more difficult to design competitive products and keep pace with evolving industry standards, which could reduce demand for our products and harm our business.

We must design our software products to interoperate effectively with a variety of hardware and software products, including operating system software, graphics chips, DVD drives, PCs and PC chipsets. We depend on strategic relationships with software developers and manufacturers of these products, particularly Microsoft and Intel, to achieve our design objectives, to produce products that interoperate successfully, to provide us with information concerning customer preferences and evolving industry standards and trends, and to assist us in distributing our products to users. For example, we have been able to learn about future product lines being developed by some of our OEM customers in advance so that we were able to more efficiently design products that our customers, and the ultimate end users, find valuable. However, we generally do not have any agreements with these third parties to ensure that such information will be provided to us, and these relationships may not continue in the future. The loss of any one of these relationships could reduce demand for our products and harm our business.

Our products may have defects or may be incompatible with other software or components contained in our customers’ products, which could cause us to lose customers, damage our reputation and create substantial costs.

Defects, referred to in the software industry as “bugs,” have been found in our products in the past and may be found in the future. In addition, our products may fail to meet our customers’ design specifications or be incompatible with other software or components contained in our customers’ products, or our customers may change their design specifications or add additional third-party software or components after the production of our products. We may be required to devote significant financial resources and personnel to correct any defects. A failure to meet our customers’ design specification often results in a loss of sales due to the length of time required to redesign the product. Our products may also be required to interface with defective third-party software or components. If we are unable to detect or fix errors, or meet our customers’ design specifications, our business and results of operations would suffer.

We may experience seasonality in our business, which could cause our operating results to fluctuate.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because of the timing of our recognition of revenue associated with the sale of our products to OEMs, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of that year. To the extent our retail sales increase as a percentage of our revenue, we expect this would also result in greater seasonality in our results of operations.

The market for our products is new and constantly changing. If we do not respond to changes in a timely manner, our products likely will no longer be competitive.

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technologies on a timely basis. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our business will suffer. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We may not be able to identify, develop, manufacture, market or support new or enhanced products on a timely basis, if at all. Furthermore, our new products may never gain market acceptance, and we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards. Our failure to respond to product announcements, technological changes or changes in industry standards would likely prevent our products from gaining market acceptance and harm our business.

If we do not successfully establish strong brand identity in the PC and consumer electronics markets, we may be unable to achieve widespread acceptance of our products.

We believe that establishing and strengthening the InterVideo brand is critical to achieving widespread acceptance of our products and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively. Historically, we have relied primarily on a limited direct sales force, supported by third-party manufacturers’ representatives and distributors, to sell our products. Our sales strategy focuses primarily on our corporate customers bundling our products with their hardware and distributing our products through their own distribution channels. We rely on our customers’ sales forces, marketing budgets and brand images to promote sales of bundled products. If our corporate customers fail to successfully market and sell their products bundled with our products, or if our relationship with our corporate customers are terminated, we may be unable to effectively market and distribute our products and services.

We rely on patents, trademarks, copyrights, trade secrets and license agreements to protect our proprietary rights, which afford only limited protection.

Our success depends upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as license and confidentiality agreements with our employees, customers, strategic partners and others to establish and protect our proprietary rights. The protection of patentable inventions is important to our future opportunities. We currently have one issued U.S. patent and three patents issued in Taiwan, and we have 46 pending patent applications, comprised of 34 U.S. patent applications and 12 foreign patent applications. It is possible that:

•	our pending patent applications may not result in the issuance of patents;

•	we may not apply for or obtain effective patent protection in every country in which we do business;

•	our patents may not be broad enough to protect our proprietary rights;

•	any issued patent could be successfully challenged by one or more third parties, which could result in our loss of the right to prevent others from using the inventions claimed in those patents;

•	we may be required to grant cross-licenses to our patents in accordance with the terms of the agreements we enter into with customers or strategic partners;

•	for business reasons we may choose not to enforce our patents against certain third parties; and

•	current and future competitors may independently develop similar technology, duplicate our products or design new products in a way that circumvents our patents.

Existing copyright, trademark and trade secret laws and license and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue. Infringement claims and lawsuits would likely be expensive to resolve and would require management’s time and resources and, therefore, could harm our business.

Our success depends on retaining our key personnel, including our executive officers, the loss of any of whom could disrupt our operations or otherwise harm our business.

Our success depends on the continued contributions of our senior management and other key engineering, sales and marketing and operations personnel. Competition for employees in our industry can be intense. We do not have employment agreements with, or key man life insurance policies covering, any of our executives. In addition, significant portions of the capital stock and options held by the members of our management are vested, and some of our executives are parties to agreements that provide for the acceleration of the vesting of a portion of their unvested shares and options under certain circumstances in connection with a change of control. There can be no assurance that we will retain our key employees or be able to hire replacements. Our loss of any key employee or an inability to replace lost key employees and add new key employees as we grow could disrupt our operations or otherwise harm our business.

We rely on the accuracy of our customers’ sales reports for collecting and reporting revenue. If these reports are not accurate, our reported revenue will be inaccurate.

A substantial majority of our revenue is generated by our PC OEM customers that pay us a license fee based upon the number of copies of our software they bundle with the PCs that they sell. In collecting these fees, preparing our financial reports, projections and budgets and in directing our sales efforts and product development, we rely on our customers to accurately report the number of units licensed. We have never audited any of our customers to verify the accuracy of their reports or payments. Most of our license agreements permit us to audit our customers, but audits are expensive and time consuming and could harm our customer relationships. From time to time, customers have provided us with inaccurate reports, which resulted in our under-reporting or over-reporting revenue for the associated period and recording an adjustment in a future period. If any of our customer reports are inaccurate, the revenue we collect and report will be inaccurate and we may be required to make an adjustment to our revenue for a subsequent period, which could harm our business and credibility in the financial community.

Our international operations accounted for 44% of our revenue for the six months ended June 30, 2003 and 49% of our revenue for the six months ended June 30, 2002, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. We expect to continue to derive a significant portion of our revenue from international sales. We intend to expand our international operations in the future. Significant management attention and financial resources are needed to develop our international sales, support and distribution channels and manufacturing. We may not be able to maintain international market demand for our products. Our future results could be harmed by a variety of factors related to international operations, including:

•	foreign currency exchange rate fluctuations;

•	seasonal fluctuations in sales;

•	changes in a specific country’s or region’s political or economic condition, particularly in emerging markets;

•	unusual or burdensome foreign laws or regulatory requirements or unexpected changes to those laws or requirements;

•	trade protection measures and import or export licensing requirements;

•	potentially adverse tax consequences;

•	longer accounts receivable collection cycles and difficulties in collecting accounts receivables;

•	difficulty in managing widespread sales, development and manufacturing operations; and

•	less effective protection of intellectual property.

Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening of the dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. This exchange risk may harm the businesses of those distributors or make them less willing to carry and sell our products. We do not use derivative instruments to hedge foreign exchange risk. In the future, a portion of our international revenue and expenses may be denominated in foreign currencies. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in currency hedging activities. In addition, if we conduct sales in local currencies, we may engage in hedging activities, which may not be successful and could expose us to additional risks.

In addition, we and certain of our OEM customers maintain significant operations in Asia. Any kind of economic, political or environmental instability in this region of the world could harm our operating results . The recent outbreak of SARS in China, Taiwan and other markets could harm business conditions and slow economic growth in those markets. The expected level of economic growth for this year in markets affected by SARS has declined, and slower growth could result in less demand for our products in these markets. Moreover, if the SARS outbreak leads to quarantines and closures that disrupt our operations or distribution channels or those of our customers, our business could suffer. Further, we may be impacted by the political, economic and military conditions in Taiwan. Taiwan and China are engaged in political disputes, and both countries have continued to conduct military exercises in or near the other’s territorial waters and airspace. These disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities.

Our business and future operating results are subject to a broad range of uncertainties arising out of geopolitical developments in the Middle East and North Korea.

Our business and operating results are subject to uncertainties arising out of geopolitical developments in the Middle East and North Korea, including the recent war in Iraq and the escalation of political tension between the United States and North Korea. These uncertainties include the potential worsening or extension of the current global economic slowdown and the economic consequences of additional military actions. Any similar geopolitical uncertainty in the future could harm our operating results and stock price.

We may not be successful in addressing problems encountered in connection with any acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.

In the past, we have made acquisitions. We expect to continue to review opportunities to buy or make investments in other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or that may otherwise offer growth opportunities. Our continued acquisitions of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisitions with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and investments also involve numerous risks, including:

•	problems assimilating the purchased operations, technologies or products;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

We may require substantial additional capital, which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, our products;

•	the costs of developing new products;

•	the need to license new technology, to enter into license agreements for existing technology or to settle intellectual property matters;

•	the extent to which we invest in new technology and research and development projects;

•	the number and timing of acquisitions; and

•	the costs associated with our expansion.

To the extent the proceeds of this offering and our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, each stockholders’ percentage ownership in the Company would be reduced. Additional financing may not be available when needed on terms acceptable to us or at all. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities, respond to competitive pressures or unanticipated industry changes. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes.

Our stock price is volatile.

The price at which our common stock trades is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are:

•	actual or anticipated fluctuations in our results of operations;

•	changes in securities analysts’ expectations or our failure to meet those expectations;

•	developments with respect to intellectual property rights;

•	announcements of technological innovations or significant contracts by us or our competitors;

•	introduction of new products by us or our competitors;

•	commencement of or our involvement in litigation;

•	our sale of common stock or other securities in the future;

•	conditions and trends in technology industries;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;

•	changes in the estimation of the future size and growth rate of our markets; and

•	general economic conditions.

In addition, the stock market has experienced significant price and volume fluctuations that has affected the market prices for the common stock of technology companies. In the past, these market fluctuations were often unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a significant decline in the market price of our common stock.

We have implemented anti-takeover provisions that could discourage a third party from acquiring us and consequently cause our stock price to decline.

Our certificate of incorporation and bylaws contain provisions that may have the effect of delaying or preventing a change of control or changes in management that a stockholder might consider favorable. Our certificate and bylaws, among other things, provide for a classified board of directors, require that stockholder actions occur at duly called meetings of the stockholders, limit who may call special meetings of stockholders and require advance notice of stockholder proposals and director nominations. These provisions, along with the provisions of the Delaware General Corporation Law, such as Section 203, prohibiting certain business combinations with an interested stockholder, may delay or impede a merger, tender offer or proxy contest involving us. Any delay or prevention of a change of control transaction or changes in management could cause the market price of our common stock to decline.

Sales of substantial amounts of our common stock could harm the market price of our stock.

A substantial amount of our shares will be eligible for sale shortly after the date of this Quarterly Report. If our stockholders sell substantial amounts of common stock in the public market soon after the 180-day lock-up period expires on January 13, 2004, the market price of our common stock could fall. As of August 15, 2003, we had 12.8 million shares of common stock outstanding. Of these shares, the 3.2 million shares sold in our initial public offering are freely tradable. Another 9.3million shares will be eligible for sale in the public market 180 days from the effective date of the offering, of which over 99% are subject to lock-up agreements with SG Cowen Securities Corporation. SG Cowen Securities Corporation may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements prior to the expiration of such 180-day period. The remaining shares are restricted securities that will become eligible for sale in the public market at various dates in the future. The sale of a significant number of these shares could cause the price of our common stock to decline.

ITEM 3	QUAN TITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

To date, substantially all of our revenue has been denominated in U.S. dollars. We expect, however, an increasing amount of revenue from selected international markets to be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, exchange rate fluctuations may harm our financial results. For the three months ended June 30, 2003, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest rate risk

We have limited exposure to financial market risks, including changes in interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk.

ITEM 4	CONTROLS AN D PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within InterVideo have been detected.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART 2 – OTHER INF0RMATION

ITEM 2	CHANGE IN SECURITIES AND USE OF PROCEEDS

Stock Split

In June of 2003, we effected a 1.23-for-one forward stock split of our common stock. As a result of such split, every one hundred shares of common stock held by a stockholder were automatically converted into 123 shares of common stock. The conversion ratios of the preferred stock were adjusted to reflect such stock split. The preferred stock automatically converted into shares of common stock upon the closing of the initial public offering.

Issuance of Securities

In the three months ended June 30, 2003, we issued options to purchase an aggregate of 29,897 shares of common stock to employees of the Company. The exercise price for each option was the deemed fair market value of our common stock on the date of grant, which was $12.20 per share.

Our options for common stock generally have a ten-year term. Each option is exercisable at the option of the holder in accordance with the vesting schedule for such option. Generally, options for employees vest over a four-year period. Options for directors generally vest immediately as to 50% of the shares subject to the option, with the remainder vesting over a four-year period. The options were issued under our 1998 Stock Option Plan, a written compensatory benefit plan for the compensation of employees, directors and consultants of the Company, and were exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 701.

Use of Proceeds

The date of the initial public offering of our common stock was July 16, 2003. The managing underwriters were SG Cowen Securities Corporation and Soundview Technology Group . The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Form S-1 Registration Statement (SEC File No. 333-102851) that was declared effective by the Securities and Exchange Commission on July 16, 2003. The offering was closed on July 22, 2003. All 3,220,000 shares of common stock registered under the registration statement, including 420,000 shares of common stock covered by an over-allotment option granted to the underwriters, were sold at a price to the public of $14.00 per share. All of the shares of common stock were sold by InterVideo and there were no selling stockholders in the offering. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement. The aggregate gross proceeds from the shares of common stock sold by us were $45.1 million. The aggregate net proceeds to us from the offering were approximately $40.3 million after deducting $3.2 million in underwriting discounts and commissions paid to the underwriters and an estimated $1.6 million in other expenses incurred in connection with the offering.

We intend to use the net proceeds of the offering for general corporate purposes, including working capital and capital expenditures. We have not yet allocated specific amounts for these purposes. We may use a portion of the proceeds to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Pending the uses described above, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2003, the stockholders of InterVideo approved an amendment to our Certificate of Incorporation, which effected a 1:1.23 forward split of our outstanding common stock. Stockholders holding 4,207,408 shares out of a total of 7,807,152 outstanding shares of common stock (on an as-converted basis) approved the amendment by written consent.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 are as follows:

Exhibit footnote	Exhibit Number	Description
(a)	3.1	Certificate of Incorporation
(b)	3.2	Bylaws
(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto
	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

(a)	Filed as exhibit 3.2 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 of the Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 29, 2003

InterVideo, Inc. (Registrant)

By:	/s/ STEVE RO
Steve Ro Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH
Randall Bambrough Chief Financial Officer