Form 10-Q
period 2003-09-30
INTERVIDEO INC
filed 2003-11-14
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                          To

Commission File Number: 000-49809

INTERVIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3300070 (I.R.S. Employer Identification No.)

47350 Fremont Blvd., Fremont, CA 94538

(Address of principal executive offices, Zip Code)

(510)-651-0888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

On October 30, 2003, the Registrant had 12,859,995 shares of common stock outstanding, par value per share $0.001.

PART 1 – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,137	$60,465
Short-term investments	4,104	4,803
Accounts receivable, net of allowance for doubtful accounts of $205 and $144, respectively	3,902	6,938
Deferred tax assets	2,122	2,248
Prepaid expenses and other current assets	694	2,346

Total current assets	27,959	76,800

Property and equipment, net	1,566	1,579
Goodwill	1,018	1,018
Other purchased intangible assets	483	333
Deferred tax assets	3,335	3,335
Other assets	355	381

Total assets	$34,716	$83,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$413	$959
Accrued liabilities	9,639	9,065
Income taxes payable	1,111	1,608
Deferred revenue	1,112	2,612

Total current liabilities	12,275	14,244

Stockholders’ equity:
Convertible preferred stock, $0.001 par value: aggregate liquidation preference of $23,855 and nil; 13,000 and 5,000 shares authorized; 12,839 and nil shares issued and outstanding	13	—
Common stock, $0.001 par value: 25,000 and 150,000 shares authorized; 2,644, and 12,859 shares issued and outstanding	3	13
Additional paid-in capital	35,197	75,473
Notes receivable from stockholders	(864)	(895)
Deferred stock-based compensation	(1,614)	(714)
Accumulated other comprehensive loss	(180)	(98)
Accumulated deficit	(10,114)	(4,577)

Total stockholders’ equity	22,441	69,202

Total liabilities and stockholders’ equity	$34,716	$83,446

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Revenue	$11,176	$14,358	$34,145	$40,830
Cost of revenue	3,981	5,427	12,127	16,260

Gross profit	7,195	8,931	22,018	24,570
Operating expenses:
Research and development	1,702	1,907	5,629	5,529
Sales and marketing	2,045	2,230	5,725	6,625
General and administrative	943	977	2,845	2,822
Stock compensation (1)	461	189	2,195	739
Cost of delayed public offering	1,728	—	1,728	—
Restructuring charges	—	—	(20)	—

Total operating expenses	6,879	5,303	18,102	15,715

Income from operations	316	3,628	3,916	8,855
Other income (expenses), net	(65)	111	(97)	266

Income before income taxes	251	3,739	3,819	9,121
Provision (benefit) for income taxes	(4,319)	1,385	(2,659)	3,584

Net income	$4,570	$2,354	$6,478	$5,537

Net income per common share, basic	$1.82	$0.21	$2.66	$1.03

Net income per common share, diluted	$0.38	$0.16	$0.55	$0.42

Weighted average common shares outstanding, basic	2,517	10,988	2,432	5,394

Weighted average common shares outstanding, diluted	12,044	15,020	11,863	13,138

(1) Stock-based compensation expense is allocated among the operating expense classifications as follows (in thousands):

Research and development	$156	$51	$823	$245
Sales and marketing	157	69	754	257
General and administrative	148	69	618	237

Total stock-based compensation expenses	$461	$189	$2,195	$739

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$6,478	$5,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687	594
Deferred taxes	(5,188)	(118)
Write-down of long term investments	200	—

Stock-based compensation	2,195	739
Provision for doubtful accounts	101	(61)
Loss from disposal of property and equipment	103	49
Interest income on notes receivable from stockholders	(30)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(1,084)	(2,879)
Prepaid expenses and other current assets	(193)	(1,648)
Other assets	(25)	(22)
Accounts payable	6	522
Accrued liabilities, taxes payable and deferred revenue	1,275	1,368

Net cash provided by operating activities	4,525	4,051

Cash flows from investing activities:
Purchases of property and equipment	(360)	(491)
Purchases of short-term investments	—	(4,651)
Proceeds from maturities of short-term investments	—	3,956

Net cash used in investing activities	(360)	(1,186)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	40,355
Proceeds from exercise of common stock options	90	79

Net cash provided by financing activities	90	40,434

Effect of change in exchange rates on cash and cash equivalents	(92)	29

Net increase in cash and cash equivalents	4,163	43,328
Cash and cash equivalents, beginning of period	14,348	17,137

Cash and cash equivalents, end of period	$18,511	$60,465

Supplementary disclosures of noncash investing and financing activities:
Deferred stock-based compensation	$2,384	$(161)
Conversion of convertible preferred stock into common stock	$—	$24,904

Supplementary disclosure:
Cash paid for income tax	$—	$1,285

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

The initial public offering closed on July 22, 2003. The net proceeds were approximately $40.4 million after deducting the underwriting fee and other offering expenses. Upon the closing of the initial public offering, all 12.8 million shares of preferred stock automatically converted into 6.9 million shares of common stock.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management in preparing the unaudited condensed consolidated financial statements relate to the accrual for unlicensed royalty and settlement agreements, the valuation allowance on deferred tax assets and the allowance for doubtful accounts. Actual results could materially differ from these estimates.

Stock splits

In May 2002, the Company effected a 0.44-for-one reverse stock split of the Company’s common stock. In June 2003, the Company effected a 1.23-for-one forward stock split of the Company’s common stock. These stock splits have been retroactively reflected in the accompanying unaudited condensed consolidated financial statements for prior periods presented. The conversion ratio of the convertible preferred stock was adjusted by the stock splits such that, upon conversion, each share of convertible preferred stock was converted into 0.54 shares of common stock effective upon the closing of the Company’s initial public offering.

Short-term investments

Short-term investments consist principally of corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income (loss).

Short-term investments consist of (in thousands):

	As of December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Corporate bonds	$3,055	$—	$(16)	$3,039
Certificates of deposit	1,067	—	(2)	1,065

Total short-term investments	$4,122	$—	$(18)	$4,104

	As of September 30, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Corporate bonds	$775	$—	$(1)	$774
Certificates of deposit	4,041	—	(12)	4,029

Total short-term investments	$4,816	$—	$(13)	$4,803

The contractual maturities of available-for-sale securities at September 30, 2003 were all less than one year.

Net income per share

Basic net income per common share is calculated by dividing net income for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income per common share is calculated by dividing the net income for the period by the weighted average common shares outstanding, adjusted for all potentially dilutive issuance of common shares, which include shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Numerator:
Net income	$4,570	$2,354	$6,478	$5,537

Denominator:
Basic:
Weighted average common shares outstanding	2,644	11,067	2,600	5,485
Less: weighted average shares subject to repurchase	(127)	(79)	(168)	(91)

Denominator for basic calculation	2,517	10,988	2,432	5,394

Net income per common share—Basic	$1.82	$0.21	$2.66	$1.03

Diluted:
Weighted average common shares outstanding	2,644	11,067	2,600	5,485
Weighted average dilutive effect of convertible preferred stock	6,949	1,209	6,800	5,014
Weighted average dilutive effect of common stock options	2,451	2,744	2,463	2,639

Denominator for diluted calculation	12,044	15,020	11,863	13,138

Net income per common share—Diluted	$0.38	$0.16	$0.55	$0.42

All outstanding common stock options are dilutive and are included in the denominator used in the diluted net income per share calculation. Shares subjected to repurchases are antidilutive and are excluded from the calculation of diluted net income per common share.

Stock-based compensation expenses

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), an amendment of SFAS 123, “Accounting for Stock-Based Compensation.” No stock-based compensation expense is recorded for granted options of which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB 25.

The following table illustrates the effect on net income and net income per common share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation to employees. All amounts presented are net of tax effect.

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income:
As reported	$4,570	$2,354	$6,478	$5,537
Employee stock-based compensation expenses based on APB 25	469	189	2,039	739
Employee stock-based compensation expenses based on SFAS 123	(884)	(624)	(2,661)	(1,843)

Pro Forma	$4,155	$1,919	$5,856	$4,433

Net income per common share—Basic:
As reported	$1.82	$0.21	$2.66	$1.03
Employee stock-based compensation expenses based on APB 25	0.19	0.02	0.84	0.14
Employee stock-based compensation expenses based on SFAS 123	(0.35)	(0.06)	(1.09)	(0.34)

Pro Forma	$1.66	$0.17	$2.41	$0.83

Net income per common share—Diluted:
As reported	$0.38	$0.16	$0.55	$0.42
Employee stock-based compensation expenses based on APB 25	0.04	0.01	0.17	0.06
Employee stock-based compensation expenses based on SFAS 123	(0.07)	(0.04)	(0.22)	(0.14)

Pro Forma	$0.35	$0.13	$0.50	$0.34

The weighted average fair value of options granted to employees in the three months ended September 30, 2003 was $9.09. No options were granted in the three months ended September 30, 2002. In the nine months ended September 30, 2002 and 2003, the weighted average fair value of options granted to employees was $9.15 and $9.36, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended, September 30		Nine months ended, September 30,
	2002	2003	2002	2003
Risk-free interest rate	2.62%	2.20%	3.77%-2.62%	2.20%–1.77%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	90%	90%	90%	90%

As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company has used the minimum value method to determine the fair value of options granted prior to its initial filing in January 2002 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement. For the three months ended September 30, 2003, the volatility factor of 90% was calculated based on the actual fluctuation of the Company’s stock price on the Nasdaq National Market System.

In July 2003, the Company commenced its 2003 Employee Stock Purchase Plan, which has an overlapping 24-month offering period, and includes four 6-month purchase periods. Purchases are to be made twice a year, in the months of May and November. The plan permits participants to purchase common stock at 85% of the lower of the fair market value of common stock at the beginning of an offering period, or at the end of purchase period, through payroll deduction of up to 15% of their eligible compensation. If the fair market value of common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be refunded their payroll deduction to date. No shares were purchased under this plan during the quarter ended September 30, 2003. The weighted average fair value of each purchase option granted was $10.97 for the three and nine months ended September 30, 2003, estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three and nine months ended, September 30, 2003
Risk-free interest rate	2.20%
Expected life	1.1 years
Dividend yield	0%
Volatility	90%

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)”, required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance or modification of a guarantee after December 31, 2002. In addition, FIN 45 requires disclosure about guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. The Company has received notices of such claims in the past and may receive additional notices of claims in the future. The Company also warrants to customers that its software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties. Additionally, from time to time the Company posts letters of credit to secure specific obligations to third parties and may guarantee specified obligations to third parties. The maximum potential future payments under letters of credit and other guarantees is not considered material as of September 30, 2003. The Company had no liability associated with any of its outstanding letters of credit or guarantees on its balance sheet as of September 30, 2003. The adoption of FIN45 has not had and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In October 2003, the FASB deferred the effective date of FIN 46 to the first interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, and immediately for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the consolidated financial position or results of operations as the Company has no interest in variable interest entities.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. The adoption of SFAS 150 has not had and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2. Balance Sheet Components:

Goodwill and other purchased intangible assets, net

Goodwill and other purchased intangible assets, net, on the balance sheet consist of the following (in thousands):

	As of December 31, 2002	As of September 30, 2003
Goodwill:
Goodwill	$1,339	$1,339
Assembled workforce	150	150

	1,489	1,489
Less: Accumulated amortization	(471)	(471)

Total goodwill	$1,018	$1,018

Other purchased intangible assets:
Purchased development technology	$1,000	$1,000
Less: Accumulated amortization	(517)	(667)

Total other purchased intangible assets	$483	$333

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company tests goodwill for impairment at the reporting unit level at least annually in the fourth quarter, and more frequently upon the occurrence of certain events. The impairment test is a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31, 2002	As of September 30, 2003
Accrued payroll and related benefits	$1,363	$1,417
Accrued royalties for signed agreements	4,292	6,088
Accrued for unlicensed royalties	2,078	—
Accrued for royalty settlements	—	500
Accrued restructuring cost	101	—
Other accrued liabilities	1,805	1,060

Total accrued liabilities	$9,639	$9,065

As of December 31, 2002, the Company had accruals for unlicensed royalties where no signed agreement exists of $2.1 million. These accruals represent probable and estimable amounts payable based upon (i) the number of units sold under arrangements where the Company believes that a legal obligation exists multiplied by (ii) the royalty unit price that the relevant patent holders have published or settlement cost when there is an agreement reached.

In the quarter ended June 30, 2003 the Company also entered into settlement agreements, totaling $1 million, to settle part of the unlicensed royalties where no agreement was previously signed. Of the $1 million settlement, $500,000 was paid in cash during the quarter ended June 30, 2003, the remaining $500,000 is to be paid during the quarter ending December 31, 2003. No additional settlement agreement was entered in the quarter ended September 30, 2003.

For the quarter ended September 30, 2003, cost of revenue included a $1.1 million credit in connection with reduction of unlicensed royalty accruals for settlement costs no longer deemed probable. However, there can be no assurance that there will not be any additional claims in the future.

A rollforward of the accrued restructuring cost from December 31, 2002 to September 30, 2003 is as follows (in thousands):

Office Closure
Balance as of December 31, 2002	$101
Payments during the nine months	(101)

Balance as of September 30, 2003	$—

Note 3. Comprehensive Income

The components of comprehensive income were as follows (in thousands):

	Three months ended, September 30,		Nine months ended, September 30,
	2002	2003	2002	2003
Net income	$4,570	$2,354	$6,478	$5,537
Other comprehensive income:
Change in unrealized gain/loss of available-for-sale investments	—	(12)	—	5
Change in cumulative translation adjustment	(66)	65	18	77

Comprehensive income	$4,504	$2,407	$6,496	$5,619

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

The Company has one operating segment: multimedia software. The Company sells its products primarily through original equipment manufacturers (“OEMs”) and to end users through the Company’s websites and through retail channels. Sales of licenses to this software occur in three geographic locations, namely the United States, Europe and Asia. International revenues are based on the country in which the end user is located.

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended, September 30,		Nine months ended, September 30,
	2002	2003	2002	2003
Revenues by Sales Channel:
OEMs	$9,206	$11,810	$29,383	$33,956
Web sales and retail	1,970	2,548	4,762	6,874

Total revenue	$11,176	$14,358	$34,145	$40,830

Revenues by Geographic Region:
United States	$5,253	$7,629	$16,875	$22,476
Europe	675	880	2,179	2,504
Asia:
Japan	3,515	3,925	11,285	10,598
Other Asia	1,733	1,924	3,806	5,252

Total revenue	$11,176	$14,358	$34,145	$40,830

The following individual customers accounted for greater than 10% of revenue in any one of the periods presented:

	Three months ended, September 30,		Nine months ended, September 30,
	2002	2003	2002	2003
Revenue from major customers:
Customer A	16%	15%	15%	13%
Customer B	7%	4%	10%	4%
Customer C	12%	17%	18%	19%

Two customers’ accounts receivable balances were individually greater than 10% of total accounts receivable at December 31, 2002 and together comprised 39% of total accounts receivable. Two customers’ accounts receivable balances were individually greater than 10% of total accounts receivable at September 30, 2003 and together comprised 36% of total accounts receivable.

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	As of December 31, 2002	As of September 30, 2003
Tangible long-lived assets:
United States	$1,470	$1,331
Europe	—	—
Asia:
Japan	120	147
Other Asia	331	482

Total tangible long-lived assets	$1,921	$1,960

Note 5. Contingencies:

In the normal course of business, the Company is involved in various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters, or if not, what the impact might be.

PART 1 – FINANCIAL INFORMATION

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward Looking Statements are generally written in the future tense and/or are preceded by words such as “anticipate”, “believe”, “estimate”, “expect”, “will”, “may”, “should”, “could”, “intend”, “plan”, or other similar words. Forward looking statements contained in this Quarterly Report include, among other things, statements made regarding (1) research and development expenses, (2) sales and marketing expenses, (3) other capital expenditures, (4) anticipated growth of operations, personnel and infrastructure, (5) exercise prices of future option grants, (6) the sufficiency of our capital resources, (7) future sources of revenue, (8) growth, decline and seasonality of revenue, (9) deferrals of revenue, (10) interest income, (11) competitive pressures, (12) general market and economic outlook, (13) product sales and prices, (14) our ability to comply with public company reporting requirements and (15) settlement of intellectual property claims. We do not intend to update these forward-looking statements except as may be required by law.

Overview

We are a leading provider of DVD software. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. We began operations in 1998 and shipped our first products in 1999. We sell our products to PC OEM’s, consumer electronics (“CE”) manufacturers and PC peripherals manufacturers worldwide and offer our software in up to 27 languages. We derive revenue primarily from the sale of software licenses to OEMs, which install our software onto PCs prior to delivery to customers. In addition, we derive revenue from the license of our software to CE manufacturers and manufacturers of PC peripherals that incorporate our software into their own products for distribution. We also sell our software through retail channels and directly to end users through our websites.

We have historically derived nearly all of our revenue from sales of our WinDVD product, a software DVD player for PCs, to PC OEMs. We derived 83 % of our revenue for the nine months ended September 30, 2003 from sales of our Win DVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue. In the future, we expect to derive an increasing percentage of our revenue from sales of other products, including WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, and products sold through our retail and web-based sales channels.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard (including the former Compaq), IBM, Sony and Toshiba. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the nine months ended September 30, 2003, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard (including the former Compaq) accounting for 19% of our revenue and Dell accounting for 13% of our revenue. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there is only a limited number of potential new, large PC OEM customers for our Win DVD product, we must derive any future revenue growth principally from increased sales of Win DVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may grow at a slower rate than in prior periods.

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

In 2000, we launched an Internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the nine months ended September 30, 2003, we derived 17% of our revenue from web and retail sales. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing, capital equipment and research and development. The gross margins associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross margins.

Sales outside of the United States accounted for 45% of our revenue for the nine months ended September 30, 2003. We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. We do not use derivative instruments to hedge foreign exchange risk. In the future, an increasing portion of our international revenue and expense may be denominated in foreign currencies.

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

Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sell through to end users. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products being sold by the OEMs to end users. We do not typically provide upgrades to the OEMs’ customers. Accordingly, under such agreements we do not defer any revenue, as we no longer have an obligation once an OEM’s products have been shipped and we have recorded revenue. Under certain other agreements, we defer the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant postcontract support (“PCS”) provided to end users. Depending on the specific contractual obligation, we recognize this revenue over a period of one to three years.

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

Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their customers. These OEMs pay fees on a per-unit basis, and we record associated revenue when we receive notification of the OEMs’ sales of the licensed software to end users. The terms of the license agreements generally require the OEMs to notify us of sales of our products within 30 to 45 days after the end of the month or quarter in which the sales occur. As a result, we generally recognize revenue in the month or quarter following the sales of the product to these OEMs’ customers.

A small number of OEMs that primarily sell PC components place orders with us for a fixed quantity of units at a fixed price. In such cases, qualification of our products is not required, and these OEMs have no rights to upgrades or returns. We generally recognize revenue upon shipment to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting our software to the OEM’s hardware and software configurations. The prepaid license fees are typically recognized over either the effective prepayment period or the contractual obligation period, whichever is applicable. The NRE service fees are recognized using the percentage-of-completion method. However, some OEM agreements also provide the OEM with rights to free PCS, including unspecified future software upgrades. We have not established vendor specific objective evidence of fair value for PCS and accordingly, if a contract includes PCS and either prepaid licenses or NRE services, then all fees are recognized as revenue over the PCS period after both, software product acceptance and sales to end users have begun.

End-user sales are made directly through our websites. We do not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. We recognize revenue from sales through our websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase our software from our website have limited rights of return for products they have purchased in the previous 14 days.

Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. We generally recognize revenue, net of estimated returns, upon shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products.

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

Impairment of goodwill and other intangible assets

With the implementation of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we continue to amortize finite-lived intangibles, but no longer amortize infinite-lived intangibles such as goodwill and assembled workforce. Previously we amortized goodwill over its estimated useful life. Following adoption of SFAS 142, we continue to evaluate whether any event has occurred which might indicate that the carrying value of an intangible asset, including goodwill, is not recoverable. In addition, SFAS 142 requires that goodwill be subject to at least an annual assessment for impairment by applying a fair value based test. We will perform the annual test in the fourth quarter.

Determination of fair value of options granted to employees

Prior to our initial public offering in July 2003, we have recorded stock-based compensation charges representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value based upon several factors including our operating performance, significant events in our history, issuances of our convertible preferred stock, trends in the broad market for technology stocks and the expected valuation we would obtain in our initial public offering.

After our initial public offering, we will grant stock options to employees based on the market price of the Company’s stock as of the date of grant, as quoted on NASDAQ. We did not grant any stock options to employees subsequent to our initial public offering on July 17, 2003, through September 30, 2003.

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

Results of Operations – Comparison of the three months and nine months ended Sept 30, 2003 and Sept 30, 2002.

	Three months ended September 30, (unaudited)		Nine months ended September 30, (unaudited)
	2002	2003	2002	2003
As a percentage of revenue:
Revenue	100%	100%	100%	100%

Cost of revenue	36	38	36	40

Gross margin	64	62	64	60

Operating expenses:
Research and development	15	13	16	13
Sales and marketing	18	16	17	16
General and administrative	9	7	8	7
Stock-based compensation	4	1	7	2
Cost of delayed public offering	15	—	5	—
Restructuring charges	—	—	—	—

Total operating expenses	61	37	53	38

Income from operations	3	25	11	22
Other income (expense), net	(1)	1	—	1

Income before income taxes	2	26	11	23
Provision (benefit) for income taxes	(39)	10	(8)	9

Net income	41%	16%	19%	14%

Revenue

We derive our revenue from fees paid under software licenses granted primarily to PC OEMs, retail distributors, retail customers and directly to end users. Revenue increased 28% to $14.4 million for the three months ended September 30, 2003 from $11.2 million for the three months ended September 30, 2002. OEM product sales increased 28% to $11.8 million for the three months ended September 30, 2003 from $9.2 million for the three months ended September 30, 2002. Web and retail sales increased 29% to $2.5 million for the three months ended September 30, 2003 from $2.0 million for the three months ended September 30, 2002. OEM product sales accounted for approximately 82% of total revenue for the three months ended September 30, 2003 and the three months ended September 30, 2002. We derived a substantial portion of our revenue from a small number of customers. For the three months ended September 30, 2003, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard (including the former Compaq) accounting for 17% of our revenue and Dell accounting for 15% of our revenue. We also derive a substantial portion of our revenue from sales outside the United States. Sales outside the United States accounted for 47% of our revenue for the three months ended September 30, 2003.

Revenue increased 20% to $40.8 million for the nine months ended September 30, 2003 from $34.1 million for the nine months ended September 30, 2002. OEM product sales increased 16% to $34.0 million for the nine months ended September 30, 2003 from $29.4 million for the nine months ended September 30, 2002. Web and retail sales increased 44% to $6.9 million for the nine months ended September 30, 2003 from $4.8 million for the nine months ended September 30, 2002. OEM product sales accounted for 83% of total revenue for the nine months ended September 30, 2003 as compared to 86% of total revenue for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard (including the former Compaq) accounting for 19% and Dell accounting for 13% of our revenue during that period. Sales outside the United States accounted for 45% of our revenue for the nine months ended September 30, 2003. The growth in revenue for the three months and nine months ended September 30, 2003 over the same periods in the prior year reflects increased revenue from our WinDVD product sales of 20% and 10%, respectively. Additionally, increased sales of our non-WinDVD products accounted for 19% and 17% of revenue for the three and nine months ended September 30, 2003, respectively, as compared to 13% and 10% of revenue for the three and nine months ended September 30, 2002, respectively.

Cost of revenue

Cost of revenue consists primarily of licensed and unlicensed royalties, cost of settlement of intellectual property matters, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology and costs associated with end-user PCS. With the exception of packaging and distribution costs, the cost of revenue is generally constant for each product, regardless of sales channel. Cost of revenue increased to $5.4 million, or 38% of revenue, for the three months ended September 30, 2003 from $4.0 million, or 36% of revenue, for the three months ended September 30, 2002. Included in the cost of revenue for the three months ended September 30, 2003 is a credit of $1.1 million representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable. Cost of revenue increased to $16.3 million, or 40% of revenue, for the nine months ended September 30, 2003 from $12.1 million, or 36% of revenue, for the nine months ended September 30, 2002. For both the three months and nine months ended September 30, 2003, the increase as a percentage of revenue was primarily due to a decline in selling prices of our WinDVD products without a proportional decrease in third-party royalties. Additionally, included in cost of revenue in the three and nine months ended September 30, 2003 are royalty costs associated with certain OEM revenues that were deferred.

Gross margin

Gross margin is affected by competitive price pressures, fluctuations in unit volumes, changes in royalty amounts and changes in the mix of products sold and in our mix of distribution channels. Differences in the gross margins by sales channel are primarily a reflection of the pricing differences, which can be impacted by distribution and marketing rebates, associated with each sales channel. In addition our gross profit may be affected by costs associated with the settlement of intellectual property matters. Gross margins were 62% of revenue for the three months ended September 30, 2003 as compared to 64% for the three months ended September 30, 2002. Gross margins were 60% of revenue for the nine months ended September 30, 2003 as compared to 64% of revenue for the nine months ended September 30, 2002. The decrease reflects lower average selling prices of our WinDVD products to our major OEM customers without a proportional decrease in third party royalties. Gross margins for the three and nine months ended September 30, 2003 were impacted by the credit of $1.1 million representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable.

Research and development expenses

Research and development expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and quality assurance and testing. Research and development expenses were $1.9 million, or 13% of revenue, for the three months ended September 30, 2003 and $1.7 million, or 15% of revenue, for the three months ended September 30, 2002. The increase in absolute dollars was primarily attributable to $188,000 in increased payroll and payroll related expenses due to increased research and development headcount. For the nine months ended September 30, 2003, research and development expenses decreased to $5.5 million, or 14% of revenue, from $5.6 million, or 16% of revenue, for the nine months ended September 30, 2002. The decrease in absolute dollars was primarily attributable to a reduction in legal expenses of $132,000. The decrease, as a percentage of revenue, for both the three months and nine months ended September 30, 2003 as compared to the corresponding periods of the prior year was primarily due to the overall increase in revenue without a proportional increase in research and development expenses. This is primarily attributable to a shift in personnel resources to overseas locations with lower cost structures. We believe that a significant level of research and development expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars in the future.

Sales and marketing expenses

Sales and marketing expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased to $2.2 million, or 16% of revenue, for the three months ended September 30, 2003 from $2.0 million, or 18% of revenue, for the three months ended September 30, 2002. The increase in absolute dollars was primarily attributable to $82,000 in increased payroll and payroll related expenses due to increased sales and marketing headcount and a $235,000 increase in travel, promotional and tradeshow expenses. These increased expenses were partially offset by a decrease in commissions paid to outside sales representatives, mainly in Japan where we are no longer using outside sales representatives, of $140,000. For the nine months ended September 30, 2003, sales and marketing expenses increased to $6.6 million, or 16% of revenue, from $5.7 million, or 17% of revenue, for the nine months ended September 30, 2002. The increase in absolute dollars for the nine months ended September 30, 2003 included increased expenses for payroll and payroll related expenses of $655,000 due to increased sales and marketing headcount, increased travel, promotional and tradeshow expenses of $632,000, increased telecom and other communication expenses of $126,000 and an increase in equipment and other office expenses of $76,000. These increased expenses were partially offset by a $582,000 decrease in commissions paid to outside sales representatives, mainly in Japan where we are no longer using outside sales representatives. The decrease, as a percentage of revenue, for both the three months and nine months ended September 30, 2003 as compared to the corresponding periods of the prior year was primarily due to the overall increase in revenue without a proportional increase in sales and marketing expenses. We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars in the future as we seek to further establish our retail presence.

General and administrative expenses

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees. General and administrative expenses increased to $977,000, or 7% of revenue, for the three months ended September 30, 2003 from $943,000, or 8% of revenue, for the three months ended September 30, 2002. This increase in absolute dollars was primarily due to an increase in directors’ and officers’ liability insurance premiums of $125,000 and increased expenses for payroll and payroll related expenses of $94,000. This increase was offset by a decrease in outside consulting, legal and accounting service fees of $134,000 and a decrease in bad debt expense of $43,000. General and administrative expenses were $2.8 million, or 7% of revenue, and $2.8 million, or 8% of revenue, for the nine months ended September 30, 2003 and September 30, 2002, respectively. The decrease, as a percentage of revenue, for both the three months and nine months ended September 30, 2003 as compared to the corresponding periods of the prior year was primarily due to the overall increase in revenue without a proportional increase in general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars as we build our infrastructure to support our anticipated growth and operations as a public company.

Stock-based compensation expenses

Stock-based compensation expenses decreased to $189,000 and $739,000 for the three months and nine months ended September 30, 2003, respectively. Stock-based compensation expenses for the three months and nine months ended September 30,

2002 were $461,000 and $2.2 million, respectively. Deferred stock-based compensation is primarily recorded when options are granted with exercise prices less than the deemed fair market value of the underlying common stock. Stock-based compensation expenses are recognized as deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the related options, which is generally four years. In the future, we intend to grant our stock options at exercise prices equal to the fair market value of our common stock on the date of grant, and therefore, minimal, if any, additional deferred stock-based compensation should be recorded. Accordingly, we expect stock-based compensation expenses to continue to decrease in future periods.

Other income (expenses), net

Other income (expenses), net consists primarily of interest earned on our cash and cash equivalent balances, offset by other expenses including currency exchange and asset disposition gains and losses. Other income, net increased to $111,000 for the three months ended September 30, 2003 from an expense of $65,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 other income, net was $266,000 as compared with an expense of $97,000 for the nine months ended September 30, 2002. This increase is primarily due to the interest earned on the additional cash generated from our initial public offering in July 2003.

Provision for income taxes

We recorded a provision for income taxes of $1.4 million for the three months ended September 30, 2003 as compared to an income tax benefit of $4.3 million for the three months ended September 30, 2002. The income tax benefit for the three months ended September 30, 2002 was the result of the release of a significant portion of our valuation allowance. Such release of valuation allowance was due to our reassessment of the recoverability of our deferred tax assets as being more likely than not. Our effective tax rate for the three months ended September 30, 2003 was 37%. For the nine months ended September 30, 2003, the provision for income taxes was $3.6 million, with an effective tax rate of 39%.

Liquidity and Capital Resources

During the three months ended September 30, 2003, we generated net proceeds of approximately $40.4 million through the sale of common stock in connection with our initial public offering. As of September 30, 2003, we had cash, cash equivalents and short-term investments of $65.3 million, representing 78% of our total assets. Our cash, cash equivalents and short-term investments totaled $21.2 million at December 31, 2002 and represented 61% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of corporate bonds and certificates of deposit.

Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2003. Net income of $5.5 million was adjusted for depreciation and amortization of $594,000, stock-based compensation of $739,000 and increases in accounts payable of $522,000 and accrued liabilities, taxes payable and deferred revenue of $1.4 million. This was partially offset by deferred taxes of $118,000 and increases in accounts receivable of $2.9 million and prepaid expenses and other current assets of $1.7 million. Net cash provided by operating activities for the nine months ended September 30, 2002 was $4.5 million which was primarily due to net income of $6.5 million, adjusted for depreciation and amortization of $687,000, the write down of long term investments of $200,000, stock-based compensation of $2.2 million, provision for doubtful accounts of $101,000, loss on disposal of property and equipment of $103,000 and increases in accrued liabilities, taxes payable and deferred revenue of $1.3 million. This was partially offset by deferred taxes of $5.2 million and increases in accounts receivable, prepaid expenses and other current assets of $1.3 million.

Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2003 due to purchases of short-term investments and property and equipment. Net cash used in investing activities was $360,000 for the nine months ended September 30, 2002 due to purchases of property and equipment.

Cash provided by financing activities was $40.4 million for the nine months ended September 30, 2003 primarily due to proceeds from our initial public offering. Cash provided by financing activities was $90,000 for the nine months ended September 30, 2002 due to the issuance of common stock upon the exercise of stock options.

We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. To the extent that our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we will need to raise additional funds. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. If we raise funds through an equity financing, it may have a dilutive effect on our existing stockholders. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us. In addition, although we have no present understandings, commitments or agreements with respect to any acquisitions of other businesses, services, products or technologies, we may from time to time evaluate potential acquisitions. These acquisitions may increase our capital requirements and reduce your percentage ownership in us.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. We adopted SFAS 146 effective January 1, 2003. The adoption of SFAS 146 did not have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance or modification of a guarantee after December 31, 2002. In addition, FIN 45 requires disclosure about guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. We have received notices of such claims in the past and may receive additional notices of claims in the future. We also warrant to customers that our software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties. Additionally, from time to time we post letters of credit to secure specific obligations to third parties and may guarantee specified obligations to third parties. The maximum potential future payments under letters of credit and other guarantees are not considered material as of September 30, 2003. We have no liability associated with any of its outstanding letters of credit or guarantees on our balance sheet as of September 30, 2003. The adoption of FIN 45 has not had and is not expected to have a material impact on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In October 2003, the FASB deferred the effective date of FIN 46 to the first interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, and immediately for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on our consolidated financial position or results of operations as we do not have interests in variable interest entities.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. The adoption of SFAS 150 has not had and is not expected to have a material impact on our consolidated financial position or results of operations.

Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the DVD software industry and are the same or similar to those disclosed in our previous SEC filings. The fact that certain risks are endemic to the industry does not lessen the significance of these risks. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should carefully consider each of the Risk Factors and the other information in this Quarterly Report.

We have a history of losses, and we may not sustain profitability on a quarterly or annual basis.

We incurred losses since our inception prior to achieving profitability in our fiscal year ended December 31, 2002 and the three months ended March 31, 2003, June 30, 2003 and September 30, 2003. As of September 30, 2003, we had an accumulated deficit of $4.6 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not sustain or increase profitability on a quarterly or annual basis in the future.

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

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	declines in selling prices of our products to our OEM customers or other customers;

•	market acceptance of new products developed by us;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the settlement of claims based upon our violation or alleged violation of others’ intellectual property rights; and

•	economic conditions specific to the PC, consumer electronics and related industries.

Due to these and other factors, quarter-to-quarter comparisons of our operating results may not be meaningful, and you should not rely on our results for any one quarter as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

Changes in our product and service offerings could cause us to defer the recognition of revenue, which could harm our operating results and adversely impact our ability to forecast revenue.

We have created, and intend to continue to create, new software and software bundles such as WinDVD Creator, InterVideo Home Theater and InterVideo DVD Copy. These products contain advanced features and functionality that have required and may continue to require us to provide an increased level of end-user support. In the future, as these new products become more complex, we may also be obligated to provide additional support to our OEM customers to bundle our software with their products. These potential increases in OEM and end-user support obligations could require us to defer both license and PCS revenues to future periods, which could harm our operating results and adversely impact our ability to accurately forecast revenue.

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

Our digital video and audio products comply with industry standard DVD specifications. Some third parties have claimed that various aspects of DVD technology incorporated into our and our customers’ products infringe upon patents held by them, including the following:

•

MPEG LA. DVD specifications include technology known as “MPEG-2” that governs the process of storing video in digital form. A group of companies, comprised primarily of CE manufacturers, has formed a consortium known as “MPEG LA, LLC” to enforce member companies’ patents covering certain aspects of MPEG-2 technology. MPEG LA, and certain members of the consortium, have notified us that they believe that our products infringe on patents owned by members of the consortium. In March 2002, we entered into a license agreement with MPEG LA pursuant to which we obtained a license, retroactive to our inception, to MPEG LA’s patents necessary to the MPEG-2 standard in exchange for a cash payment and our agreement to make ongoing royalty payments. This license requires that we pay a royalty to MPEG LA on our sales to end users and that we notify the OEMs to whom we sell our products that they are obligated to obtain a license from MPEG LA for any use of our products that comply with the MPEG-2 standard. In addition, MPEG LA, and certain members of the consortium, have notified a number of PC OEMs, including some of our customers, that they believe MPEG LA members’ patents are infringed by those PC OEM products that incorporate MPEG-2 technology. We are aware that a number of PC OEMs, including some of our customers, have settled the MPEG LA claims and entered into license agreements with MPEG LA.

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

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the nine months ended September 30, 2003, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard (including the former Compaq) accounting for 19% and Dell accounting for 13% of our revenue during that period. In addition, two customers accounted for 36% of our accounts receivables balance as of September 30, 2003. While a substantial portion of these accounts receivables has been paid, we expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

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

We derived 83% of our revenue for the nine months ended September 30, 2003 and 90% of our revenue for the nine months ended September 30, 2002 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

In connection with the audit process for the year ended December 31, 2002 and the quarter ended March 31, 2003, our independent auditors previously indicated that they consider there to be the following significant deficiencies in our internal controls and procedures for financial reporting and have made the following recommendations:

The nature and number of last-minute adjustments in our year and quarter-end close processes may indicate a lack of accounting resources necessary to devote sufficient attention to all established period end financial reporting requirements within the timeline required by public companies to meet their filing deadlines.

Our independent auditors recommended that we perform a thorough review of our financial reporting process to identify problem areas and implement corrective actions. We have reviewed the functional responsibilities of the members of our finance department with the objective of reducing the time required for our monthly close process. We more specifically delineated the responsibilities of members of our finance department and the deadlines for which they are responsible. In addition, we purchased and are in a process of implementing a new and more fully integrated enterprise resource planning system designed to allow us to more efficiently handle the financial reporting and disclosure obligations of a public company. We anticipate the implementation of the new system to be completed by January of 2004. Finally, we have hired an additional accounting manager, who has increased our capacity to handle the additional tasks of being a publicly traded company. This increased capacity has increased the time available to our staff to focus on improving processes, eliminating redundant efforts and reducing inefficiencies. We believe that the steps that we have taken have improved our financial reporting processes. However, these changes are relatively recent and we may encounter further difficulties in meeting the reporting obligations of a public company. If we do not continue to review our processes and take corrective actions, there is an increased risk that undetected errors may occur in our financial reporting process and that relatively minor problems may be compounded and magnified when time is of the essence and a filing deadline has to be met.

We should hire an accounting manager with sufficient experience in the area of software revenue recognition and create a manager-level position that is responsible for meeting our SEC reporting requirements.

Our independent auditors recommended that we expand our finance and accounting staff by hiring a manager with sufficient knowledge of revenue recognition and related technical accounting literature. Our independent auditors further recommended that we create a manager level position whose job responsibilities would include overseeing our SEC reporting requirements, researching new and existing technical literature, and assisting us to appropriately apply US GAAP. We responded to these recommendations by hiring a controller and a revenue and cost manager. We also created a reporting manager position, which has been filled with existing staff. While we believe we have sufficient accounting resources to meet our current needs, we intend to continue to evaluate our staffing needs and the organization of our finance department and to take appropriate actions. Failure to address a shortage of accounting resources might increase the risk of future financial reporting misstatements and may prevent us from being able to meet our filing deadlines. In addition, our independent auditors made other recommendations during their audit, which they did not consider to be significant deficiencies in our internal accounting controls. Specifically, they advised us that:

•	We should establish a process to facilitate management’s assessment of the design and operating effectiveness of our internal controls and procedures for financial reporting to enable us to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which will be in effect for our fiscal year ending December 31, 2004.

•	Our management should review, on a monthly basis, the investments held with our investment advisors to verify that our investments conform to our investment policy.

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

Our international operations accounted for 45% of our revenue for the nine months ended September 30, 2003 and 51% of our revenue for the nine months ended September 30, 2002, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

In addition, we and certain of our OEM customers maintain significant operations in Asia. Any kind of economic, political or environmental instability in this region of the world could harm our operating results. The recent outbreak of SARS in China, Taiwan and other markets could harm business conditions and slow economic growth in those markets. The expected level of economic growth for this year in markets affected by SARS has declined, and slower growth could result in less demand for our products in these markets. Moreover, if the SARS outbreak leads to quarantines and closures that disrupt our operations or distribution channels or those of our customers, our business could suffer. Further, we may be impacted by the political, economic and military conditions in Taiwan. Taiwan and China are engaged in political disputes, and both countries have continued to conduct military exercises in or near the other’s territorial waters and airspace. These disputes may continue and even escalate, resulting in an economic embargo, a disruption in shipping or even military hostilities.

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

A substantial amount of our shares will be eligible for sale shortly after the date of this Quarterly Report. If our stockholders sell substantial amounts of common stock in the public market soon after the 180-day lock-up period expires on January 13, 2004, the market price of our common stock could fall. As of October 30, 2003 we had 12.9 million shares of common stock outstanding. Of these shares, the 3.2 million shares sold in our initial public offering are freely tradable. Another 9.3million shares will be eligible for sale in the public market 180 days from the effective date of the offering, of which over 99% are subject to lock-up agreements with SG Cowen Securities Corporation. SG Cowen Securities Corporation may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements prior to the expiration of such 180-day period. The remaining shares are restricted securities that will become eligible for sale in the public market at various dates in the future. The sale of a significant number of these shares could cause the price of our common stock to decline.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

To date, substantially all of our revenue has been denominated in U.S. dollars. We expect, however, an increasing amount of revenue from selected international markets to be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, exchange rate fluctuations may harm our financial results. For the three months ended September 30, 2003, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest rate risk

We have limited exposure to financial market risks, including changes in interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk.

ITEM 4	CONTROLS AND PROCEDURES

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

Issuance of Securities

In July 2003, prior to the initial public offering, we issued options to employees to purchase an aggregate of 53,148 shares of common stock of the Company. The exercise price for each option was the deemed fair market value of our common stock on the date of grant, which was $12.00 per share.

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 are as follows:

Exhibit footnote	Exhibit Number	Description

(a)	3.1	Certificate of Incorporation
(b)	3.2	Bylaws
(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto
	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

(a)	Filed as exhibit 3.2 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

(b)	Filed as Exhibit 3.4 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

(c)	Filed as Exhibit 10.5 of the Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

(b)	Reports on Form 8-K

The Company filed the following Current Report on Forms 8-K during the quarter ended September 30, 2003:

On August 6, 2003, the Company filed a Current Report on Form 8-K (under Item 12) regarding the Company’s issuance of a press release announcing its earnings for the quarter and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2003

InterVideo, Inc. (Registrant)

By:	/s/ STEVE RO

Steve Ro Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH

Randall Bambrough Chief Financial Officer