Form 10-K
period 2003-12-31
INTERVIDEO INC
filed 2004-03-30
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-49809

INTERVIDEO, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-3300070
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

46430 Fremont Boulevard

Fremont, California 94538

(Address of Principal Executive Offices including Zip Code)

(510) 651-0888

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of June 29, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 2,654,452 shares of the Registrant’s Common Stock held by non-affiliates. As of that date, the Registrant was not a publicly-traded company on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  NO ☒

As of the close of business on March 17, 2004, the registrant had 13,415,691 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2004, which Registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART I

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements regarding (1) research and development expenses, (2) sales and marketing expenses, (3) other operating and capital expenditures, (4) anticipated growth of operations, personnel and infrastructure, (5) exercise prices of future option grants, (6) the sufficiency of our capital resources, (7) future sources of revenue, (8) growth, decline and seasonality of revenue, (9) deferrals of revenue, (10) interest income, (11) competitive pressures, (12) general market and economic outlook, (13) product sales and prices, (14) our ability to comply with public company reporting requirements and (15) settlement of intellectual property claims. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and, in particular, “Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

ITEM 1: BUSINESS

Introduction

We are a leading provider of DVD software, video editing and DVD burning software, and television viewing and recording software. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. Our multimedia software products bring the functionality of popular consumer electronics, or CE, products such as the DVD player and the digital video recorder, or DVR (also known as a PVR), to PCs. Our software is also used to enhance the functionality of next-generation CE devices.

Our software is bundled with products sold by PC original equipment manufacturers (“OEMs”) and is also sold to consumer electronics (“CE”) manufacturers. We also sell our products to PC peripherals manufacturers worldwide and offer our software in up to 27 languages. In addition, we sell our products through retail channels, including over 2,200 U.S. retail stores, and directly to consumers through our websites, which currently operate in 12 languages. We have historically derived nearly all of our revenue from sales of our flagship product, WinDVD, a DVD player software, to PC OEMs . In the future, we expect to derive an increasing percentage of our revenue from retail and web sales and from sales of products other than WinDVD, including: WinDVD Creator, a video editing, DVD authoring and burning application; InterVideo DVD Copy, an application to copy and backup DVDs and CDs;. InterVideo Home Theater, a media center suite for the viewing and management of digital media content; Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices: and InstantON, a multimedia software.

We have developed the core technologies and products that enable rapid migration of our products to CE devices in addition to multiple PC platforms. We intend to continue developing our intellectual property portfolio and expanding our product offerings to include additional digital multimedia features, such as the ability to deliver digital video and audio through a home network and to wireless electronics devices.

InterVideo and WinDVD are registered trademarks and WinDVD Creator, WinDVD Recorder, LinDVD, LinDVR, WinDVR, WinProducer, WinDTV and WinRip are trademarks or service marks of InterVideo.

INTERVIDEO, INC.

We were incorporated in California in April 1998 and reincorporated in Delaware in May 2002. We maintain executive offices and principal facilities at 46430 Fremont Blvd., Fremont, CA 94538 and we have additional offices in Taiwan, China and Japan. Our telephone number is 510-651-0888. We also maintain a website at www.intervideo.com. Investors can obtain copies of our SEC filings from this website free of charge, as well as from the SEC’s website at www.sec.gov.

Products

Our broad software suite provides OEMs and consumers with a single solution for a variety of multimedia functions. PCs running our integrated multimedia software can replace several dedicated hardware components such as separate DVD players, DVRs, MP3 players, CD players and digital television set-top boxes. Our products have a common look and feel and allow users to toggle quickly and seamlessly between multimedia functions, such as viewing DVDs or TV and listening to music.

The current version of our software operates on multiple Windows operating systems, including Windows 95, 98, NT4.0, 2000, ME and XP editions. We have also developed versions of our key products for the Linux operating system, which is one of the primary operating systems used in next-generation CE devices. In addition, our software is compatible with a broad range of multimedia hardware products, including specialized graphics chips, audio cards and DVD drives from various suppliers and in various configurations.

Our product architecture has allowed us to efficiently develop new products incorporating additional functionality, such as digital video recording, on-disk editing and direct recording onto DVDs. As a result, we can provide our customers with the ability to increase the functionality of their products at a low cost and in a short time frame, which we believe has enabled them to differentiate their products from competitors’ product offerings. Our proprietary layered architecture also generally enables consumers to update or upgrade multimedia features and capabilities without replacing hardware components, which decreases the risk of obsolescence.

The following is a list of our major products that we currently license to OEMs, PC peripherals manufacturers and end users.

WinDVD

We have historically derived nearly all of our revenue from sales of our WinDVD product. Our OEM customers bundle WinDVD with PCs equipped with DVD drives and Microsoft Windows compatible software to enable those PCs to decode and play DVDs. WinDVD software allows users to enjoy the advantages of DVDs, such as high picture quality, Dolby Digital and DTS surround sound audio decoding, multiple language and subtitle options, navigation and other entertainment options. Our user interface, which appears on the computer screen, resembles the controls for a stand-alone DVD player and other home electronics devices.

WinDVD has been certified by Microsoft’s Windows Hardware Quality Lab, or WHQL, as a Motion Video Device on more than 1,500 PC hardware and software configurations. We offer WinDVD in 27 different languages, including the most common languages in Europe, South America and Asia, including both traditional and simplified Chinese, Japanese and Korean.

WinDVD Creator

In order to capitalize on increased sales of DVD-recordable drives, we have developed an easy-to-use tool that allows end users to create their own DVDs from their home movies, television and other video content. We have recently reached agreement with several PC OEMs and DVD drive vendors to bundle WinDVD Creator with their hardware.

INTERVIDEO, INC.

WinDVD Creator integrates into a single package and interface a number of functions that are generally sold as separate applications by our competitors by combining video DVD authoring and streamlined editing features. We have also integrated proprietary technology that allows end users to record directly from a camcorder or TV tuner onto a DVD disk without caching onto a hard drive. Our on-disk DVD editing technology allows users to save time by making changes to a DVD directly on the optical media without having to transfer the contents of the DVD to the PC.

WinDVD Recorder

WinDVD Recorder provides all the functionality of WinDVD and WinDVR and adds a “single button” recording function that allows users to record television or camcorder home movies onto their computer hard disk or onto DVD recordable media. WinDVD Recorder is designed to take advantage of the same market growth in DVD recordable drives that WinDVD Creator leverages. WinDVD Recorder targets the non-expert user who is more comfortable with the features typically found on CE products such as VCRs.

WinDVR

Our WinDVR software permits PC users to create high-quality digital recordings of broadcast, cable and satellite television programming with functionality similar to a set-top DVR. Combined with a TV tuner card, WinDVR permits users to manage their television viewing experience by recording programs, movies or sporting events. Users may also utilize sophisticated time shifting features such as live TV pause, simultaneous record and playback, commercial skip, instant replay and multiple-channel preview.

WinProducer

WinProducer enables users to edit and create video clips and digital audio files. WinProducer provides an easy-to-use drag-and-drop interface combined with powerful video editing functions including transition effects, filters, scene change detection, overlays, text titling and music soundtracks. The software includes an integrated video capture capability that allows users to easily transfer external video materials to the PC from various devices including VCRs, camcorders, DV camcorders and webcams. Users can also edit and enhance home movies and transfer them to DVDs or Video CDs. WinProducer also enables the transfer of video data to CD-RW or DVD-recordable devices.

WinRip

Our audio player and encoder software, WinRip, enables PC users to play and record MP3, Windows Media Audio, or WMA, format and WAV audio content and to play WMA and Musical Instrument Digital Interface, or MIDI, clips and audio CDs. WinRip provides the ability to move music from CDs to digital files, to access an online music database to automatically add information, such as artist and track names, to the “ripped” music files and to turn digital music into audio CDs. WinRip also enables users to output files to portable devices.

WinDTV

WinDTV enables PC users to watch high definition television, or HDTV, digital video broadcast, or DVB, or other digital video and audio input. With a digital TV tuner card and our WinDTV software, users can watch digital broadcasts on a PC or on a DTV-ready television set. WinDTV supports all 18 ATSC, or American Television Systems Committee, formats and DVB formats used in Europe and Asia. It also offers data-enhanced digital television for interactive DTV broadcasting on the PC.

INTERVIDEO, INC.

Home Theater

Our InterVideo Home Theater product is a media center suite for viewing and managing digital media content. This product enables users to watch high-quality video with surround sound, record favorite broadcast or cable programs, watch DVDs, manage and listen to CDs and digital audio files, and manage and view digital photograph libraries. All of the functions are unified under a user-friendly software interface. The product is designed to be incorporated on PCs used as home digital multimedia entertainment platforms that may be connected to a television to provide a living room style entertainment environment.

DVD Copy

Our InterVideo DVD Copy software allows users to copy and backup DVDs and VideoCDs. With the rapid growth of DVD recordable devices, users increasingly want to duplicate DVDs and other video discs and to store and backup their discs. InterVideo DVD Copy does not allow the copy of copy-protected DVDs.

DiscMaster

Our InterVideo DiscMaster software allows users to transfer their data files, music, etc. from their hard drive to a CD-RW drive or DVD-recordable drive.

InstantON

InterVideo InstantON technology provides an embedded system infrastructure that provides PCs with capabilities similar to those of CE devices purely with software including the BIOS, operating system, drivers, power/noise management modules, front panel display/control, and media middleware. InstantON allows PCs to function with a remote control in a manner familiar to users that are comfortable accessing CE devices. We believe that this infrastructure improves the system reliability, human interface, power management, noise control, mean time between failures (MTBF), and glitch-free audio/video playback.

Linux-based products

Linux is a primary operating platform used by CE manufacturers in their latest generation of intelligent CE devices. In addition, PC OEMs and manufacturers of cable, Internet and satellite set-top boxes have increasingly used Linux as the operating system for their PCs and intelligent devices. We offer embedded Linux versions of our DVD and DVR PC software, including LinDVD and LinDVR. These products are designed to enable next-generation CE devices and Linux-based PCs, Internet appliances and set-top boxes to provide DVD playback and recording capabilities. LinDVD and LinDVR are based on our Windows-based software engines, which reduced our time to market with these products and which contributes to a level of performance similar to our WinDVD and WinDVR products.

InterVideo Technology Platform

Our technology platform incorporates the following design principles:

•	Modular and layered design for greater expandability and reusability;

•	Device-independent design and portable implementation for greater platform independence; and

•	Utilization of industry standards whenever possible to promote market acceptance of our products.

Our modular and layered design approach enhances product expandability and component reusability. Because we arrange modular components in layered structures, we can quickly and efficiently add new features

INTERVIDEO, INC.

to a product by plugging in new components into appropriate layers. For example, we incorporated the TV and video recording feature into our WinDVD product to create WinDVD Recorder with the addition of new components. Similarly, we enhanced the capabilities of WinDVD Recorder by reusing the Direct Recording feature from WinDVD Creator to enable direct recording from TV or camera to DVD. Because of component reusability, our new products were developed with fewer resources and in less time than would have been required to design them using entirely new components. As new functionality becomes necessary or available for a specific platform, we intend to develop the appropriate modules that expand our products to deliver more and more technology under a single product or as specialized products for that platform.

Our flexible design approach and portable implementation allow our software to support a significant number of PC platforms and to work with a broad variety of PC configurations. A significant portion of the software code that is used to implement our products is platform independent. Each software module contains a platform-independent core that is surrounded by a platform-dependent software wrapper that interacts with the devices of a given platform. As a result, we can efficiently port an existing product to a new operating system or hardware platform and cost-effectively support many customers and varied product lines. An example of this type of platform portability is the development of LinDVD from WinDVD. Although the platform dependent interfaces are very different, both products share the same DVD navigation and video and audio engines which comprise the large majority of the software code contained in these products.

Customers

Our customer base consists primarily of PC OEMs and manufacturers of PC peripherals that incorporate our software into their products. For the year ended December 31, 2003, our two largest customers accounted for 32% of our revenue. Our license agreements with customers are typically for a term of one or two years and do not contain any minimum volume commitments.

We have also adapted our technology for use in CE devices. We have agreements with Sony and Pioneer to incorporate our Linux-based software in their DVR and DVD devices.

Consumers may purchase products and product upgrades directly through our Internet commerce sites. We also use distributors to sell our products to consumers through retail distribution channels. Our products are sold in more than 2,200 U.S. retail stores. Our products are also sold by leading online retailers. Revenue derived from our websites and retail channel accounted for 16% of our revenue in the year ended December 31, 2003.

Sales, Marketing and Technical Support

Our sales and marketing strategy focuses on establishing and maintaining license arrangements with PC, peripherals and CE manufacturers. We license our digital multimedia solutions on a non-exclusive worldwide basis to PC, peripherals and consumer electronics manufacturers that sell products incorporating these technologies to end users. Members of our sales force, located in China, Germany, Japan, Taiwan and the United States, work closely with our OEM customers to define and customize products, conduct on-site testing and provide engineering and field application engineering support. We have also established a network of independent sales representatives and manufacturing representatives in the United States, Asia and Europe to assist in OEM sales. An increasing percentage of our revenue is derived from our established and growing web and retail channels. We use our distribution channels through the Internet to increase direct contact with our customers, facilitate electronic sales of our products and sell associated products directly to consumers. As part of our retail channel growth strategy, we intend to continue to increase our retail presence at several of the larger U.S. retailers that sell PC software. We also distribute free trial versions of our software through consumer distribution channels, including media and computer magazines, corporate, educational and training DVD titles and on our Internet commerce site.

INTERVIDEO, INC.

We believe the technical assistance that we provide to OEMs represents an important part of our competitive advantage in maintaining strong relationships with these OEMs. We have built a customer assistance infrastructure composed of sales staff, program managers and quality assurance engineers. We have also created an efficient, cost-effective Internet-based system for the delivery of software and software fixes to OEMs. This infrastructure reduces duplication of effort and fosters better communication channels between the OEMs and ourselves. This infrastructure enables us to provide technical assistance to OEMs with a relatively small staff and has been a key factor in our ability to maintain and grow our OEM customer base.

Our on-line technical support group provides direct customer support to users that purchase our products through retail channels or our websites. Our on-line technical support group also trains the technical support groups of our OEM customers so that they can provide more effective telephone and on-line support for their customers.

Total sales and marketing expenses for the year ended December 31, 2003 were $8.9 million. As of December 31, 2003, we had 67 sales, marketing and technical support personnel residing in our offices in Fremont, California; Taipei, Taiwan; Beijing and Shanghai, China; and Tokyo, Japan.

Research and Development

We have assembled a qualified team of engineers with core competencies in software architecture and development for the Windows, Windows CE and Linux operating systems and digital video and audio encoders and decoders. Our engineers are located in Fremont, California; Taipei, Taiwan; and Beijing and Shanghai, China. We will continue to focus our research and development activities on enhancing our existing products and developing new products to meet the evolving needs of our customers within the PC and the CE markets.

We believe that interaction with our OEM customers throughout the product design process enables us to anticipate technology trends and focus our research and development efforts on addressing emerging customer needs. We design products to meet our OEM and CE manufacturing customers’ specifications and current industry standards and will continue to support emerging standards that are complementary to our product strategy. For example, we meet periodically with members of the Intel microprocessor architecture team who provide details about upcoming products and source code libraries of new microprocessor instructions that can help us anticipate future market trends and improve the performance and the capabilities of our multimedia software.

We believe that our competitive position will depend in large part on our ability to develop new and enhanced digital entertainment solutions and our ability to meet the evolving and rapidly changing needs of PC, peripherals and CE manufacturers and consumers. We expect to increase our total research and development expenses in the future to provide resources for enhancement of existing and development of new product lines.

As of December 31, 2003, we employed 135 research and development personnel in aforementioned offices. These research and development personnel include 84 engineers, of which 14 hold PhDs. For the year ended December 31, 2003, our research and development expenditures totaled $7.6 million. We intend to recruit, hire and retain highly qualified engineers and technicians to support our further research and development efforts. To improve the quality of our developer base and to lower our overall developer costs, we intend to increase the number of developers in Taiwan and mainland China.

Competition

Our industry is intensely competitive, and we expect competition to intensify in the future. Our competitors include software companies that offer digital video or audio applications, companies offering hardware or semiconductor solutions as alternatives to our software products and operating system providers that may develop and integrate applications into their products.

INTERVIDEO, INC.

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

Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources or greater name recognition than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are in a better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, some of our current competitors and potential competitors have greater brand name recognition, a more extensive customer base, more developed distribution channels and broader product offerings, than we do. These companies can use their broader customer base and product offerings, or adopt aggressive pricing policies, to gain market share. Increased competition in the market may result in price reductions, decreased customer orders, reduced profit margins and loss of market share, any of which could harm our business.

We believe the primary competitive factors impacting our business are:

•	the quality and reputation of products;

•	the quality of the program management team;

•	relationships with OEMs;

•	compatibility with emerging industry standards;

•	scope and responsiveness of service and technical support;

•	ability to offer cost-effective products that balance performance and cost;

•	timeliness and relevance of new product introductions;

•	timeliness and quality of modifications and enhancements to existing products to comply with new and evolving hardware and software;

•	technical innovation;

•	breadth of product offerings; and

•	price structure and business model characteristics.

Although we believe our products compete favorably with respect to each of these factors, the market for our products is rapidly evolving and we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

INTERVIDEO, INC.

Intellectual Property

Our success depends upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as license and confidentiality agreements with our employees, customers, strategic partners and others, to establish and protect our proprietary rights. The protection of patentable inventions is important to our competitive position. We currently have five issued U.S. patent and five patents issued in Taiwan, and we have 84 pending patent applications in various jurisdictions, comprised of 36 U.S. patent applications and 48 foreign patent applications.

Existing patent, copyright, trademark and trade secret laws and license and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and detecting and preventing the unauthorized use of our products is difficult. Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of revenue and some of our competitive advantage. Infringement claims and lawsuits to protect our proprietary rights would likely be expensive to resolve and would require management’s time and resources, and, therefore, could harm our business.

Our digital video and audio solutions comply with industry standard DVD specifications. Some third parties have claimed that various aspects of DVD technology incorporated into our and our customers’ products infringe upon patents held by them, including MPEG LA, a consortium formed to enforce the proprietary rights of certain holders of patents covering certain aspects of MPEG-2 technology and a consortium known as “DVD 6C,” formed by a separate group of companies to enforce the proprietary rights of certain holders of patents covering some aspects of DVD technology. In March 2002, we entered into a license agreement with MPEG LA pursuant to which we obtained a license, retroactive to our inception, to MPEG LA’s patents related to the MPEG-2 standard in exchange for a cash payment and our agreement to make ongoing royalty payments. This license requires that we pay a royalty to MPEG LA for our sales to end users and that we notify the OEMs to whom we sell our products that they are obligated to obtain a license from MPEG LA for any use of our products that comply with the MPEG-2 standard.

We may receive notices of claims of infringement of other parties’ proprietary rights, including Nissim, DVD 6C or 4C, another consortium formed to enforce the proprietary rights of certain holders of patents covering some aspects of DVD technology. Many companies aggressively use their patent portfolios to bring infringement claims against competitors and other parties. As a result, we may become a party to litigation in the future as a result of an alleged infringement of the intellectual property rights of others, including DVD 6C, 4C or Nissim. Similarly, other parties have alleged that aspects of MPEG-2 and other multimedia technologies infringe upon patents held by them. We may be required to pay license fees and damages or be prohibited from selling our products in the future if it is determined that our products infringe on patents owned by these third parties. In addition, other companies may form consortia in the future, similar to MPEG LA, DVD 6C and 4C, to enforce their proprietary rights and these consortia may seek to enforce their patent rights against us and our customers. If DVD 6C, 4C, Nissim or another third party proves that our technology infringes its patents, we may be required to pay substantial damages for past infringement and may be required to pay license fees or royalties on future sales of our products. If we are required to pay license fees in the amounts that are currently published by, for example, DVD 6C, for past sales to our large PC OEM customers, because such PC OEMs were not themselves licensed, such fees would exceed the revenue we have received from those PC OEM customers. In addition, if it were proven that we willfully infringed on a third party’s proprietary rights, we may be held liable for three times the amount of damages we would otherwise have to pay. In addition, intellectual property litigation may require us to stop selling our products, obtain a license from the owner of the infringed intellectual property or redesign our products.

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability

INTERVIDEO, INC.

arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property rights include the patents held by Nissim and by members of MPEG LA, DVD 6C and 4C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of any claims of infringement brought by MPEG LA against those customers.

We license technology from Dolby Laboratories for use in our DVD-related products. We pay a royalty to Dolby on a lump-sum and per-unit shipped basis. The technology is comprised of Dolby Pro Logic, Dolby Digital, Dolby Virtual Surround, MLP Lossless, Dolby Digital Audio System, Dolby Headphone System and other related technologies designed to create “theater quality” sound by routing audio signals from a DVD to different speakers in a multi-speaker setup. The Dolby Digital technology is part of the industry standard DVD specification.

We license encryption software technology from the DVD Copy Control Association, Inc. This technology is designed to provide protection for content encoded onto DVD discs. We pay DVD Copy Control Association, Inc. an annual license fee for this technology.

If any of the licenses for the technologies and software described above terminate and are not renewed on commercially reasonable terms, we could be prevented from shipping products using the MPEG-2 standards and our revenue could decline.

Employees

As of December 31, 2003, we employed 249 people, of whom 78 worked in the United States and 171 worked in our various international locations. Of the U.S. employees, 23 were in sales and marketing, 34 were in research and development and 21 were in general and administration. Of the international employees, 44 were in sales and marketing, 101 were in research and development and 26 were in general and administration.

ITEM 2: PROPERTIES

We currently lease the following properties:

Location	Primary Use	Square Feet	Date Lease Expires
Fremont, California	Corporate/Research and Development/ Sales and Marketing	35,069	December 2010

Tokyo, Japan	Sales and Marketing	2,428	June 2004

Shanghai, China	Research and Development/Sales and Marketing	16,258	August 2005

Beijing, China	Sales and Marketing	1,561	December 2004

Taipei, Taiwan	Research and Development/Sales and Marketing	15,805	May 2007

INTERVIDEO, INC.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

INTERVIDEO, INC.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “IVII.” On March 17, 2004, there were 124 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock, for the periods indicated.

	Price Range *
	High	Low
Fiscal year 2003:
Third Quarter	28.04	14.00	**
Fourth Quarter	22.03	9.70
Fiscal Year	28.04	9.70

*	Market stock per share as reported on the Nasdaq National Market from July 17, 2003, the date of our initial public offering.
**	IPO Issuance price

We have not paid cash dividends on our common stock. The declaration of dividends, whether in cash or in-kind, is within the discretion of InterVideo’s Board of Directors.

Sales of unregistered securities

In July 2003, prior to our initial public offering, we granted options to employees to purchase an aggregate of 53,148 shares of common stock of the Company. The exercise price for each option was the deemed fair market value of our common stock on the date of grant, which was $12.00 per share.

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

For information on stockholder approved and non-stockholder approved equity compensation plans, see item 12 of this Annual Report on Form 10-K.

INTERVIDEO, INC.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from InterVideo’s consolidated financial statements. This data should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Statement of Operations Data

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001	2000	1999
Revenue	$57,078	$45,494	$33,763	$15,426	$3,036
Cost of revenue	23,849	16,879	17,895	5,133	1,118
Gross profit	33,229	28,615	15,868	10,293	1,918
Income (loss) from operations	11,426	5,153	(8.298)	(7,088)	(1,652)
Income (loss) before income taxes	11,989	5,320	(7,760)	(6,399)	(1,620)
Provision (benefit) for income taxes	4,196	(2,409)	924	552	63
Net income (loss)	7,793	7,729	(8,684)	(6,951)	(1,683)

Net income (loss) per common share, basic	$1.07	$3.15	$(4.61)	$(4.89)	$(5.57)

Net income (loss) per common share, diluted	$0.57	$0.65	$(4.61)	$(4.89)	$(5.57)

Number of shares used in net income (loss) per share calculation (see Note 2):
Basic	7,273	2,456	1,885	1,421	302

Diluted	13,723	11,945	1,885	1,421	302

Consolidated Balance Sheet Data

	December 31,
(in thousands)	2003	2002	2001	2000	1999
Cash, cash equivalents and short-term investments	$69,737	$21,241	$14,348	$14,668	$2,628
Working capital	63,760	15,684	3,955	11,547	1,906
Total assets	87,919	34,716	22,153	22,134	3,817
Total liabilities	15,503	12,275	13,686	5,817	1,183
Total stockholders’ equity	72,416	22,441	8,467	15,314	2,634

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained under the caption “Part I, Item 1. Business,” and elsewhere in this Annual Report on Form 10-K (the “Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements regarding (1) research and development expenses, (2) sales and marketing expenses, (3) other operating and capital

INTERVIDEO, INC.

expenditures, (4) anticipated growth of operations, personnel and infrastructure, (5) exercise prices of future option grants, (6) the sufficiency of our capital resources, (7) future sources of revenue, (8) growth, decline and seasonality of revenue, (9) deferrals of revenue, (10) interest income, (11) competitive pressures, (12) general market and economic outlook, (13) product sales and prices, (14) our ability to comply with public company reporting requirements and (15) settlement of intellectual property claims. The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Founded in 1998, InterVideo is a leading provider of DVD software, video editing and DVD burning software, and television viewing and recording software. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. We shipped our first products in 1999. We sell our products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide and offer our software in up to 27 languages. We have operations in the United States, Taiwan, Japan and China. We derive revenue primarily from the sale of software licenses to OEMs, which install our software onto PCs prior to delivery to customers. In addition, we derive revenue from the license of our software to CE manufacturers and manufacturers of PC peripherals that incorporate our software into their own products for distribution. We also sell our software through retail channels and directly to end users through our websites.

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a substantial majority of our revenue. We derived 82% of our revenue for the year ended December 31, 2003 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue. In the future, we expect to derive an increasing percentage of our revenue from sales of other products, including WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy, Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, our newly developed InstantOn technology and products sold through our retail and web-based sales channels.

Our software is generally bundled with products sold by PC OEMs. Our current PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard, IBM, Sony and Toshiba. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2003, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard accounting for 19% of our revenue and Dell accounting for 13% of our revenue. We expect that the Dell revenue will decline in successive quarters, reaching $0 in future periods, because our current portion of their business is moving to one of our competitors. If we are unable to replace this lost revenue with revenue from other customers or other sources, our revenue growth rate may slow or our revenue may decline. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there is only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may decline or grow at a slower rate than in prior periods.

Historically, prices for our products have declined because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and periodic declines in unit sales. Accordingly, we have reduced the prices we charge PC OEMs for our WinDVD product. During the early part of 2003 this trend continued for our WinDVD product and, although prices stabilized somewhat during the latter half of the year, these price reductions will likely continue.

INTERVIDEO, INC.

As a matter of policy, we evaluate such price reductions on a continual basis and, in certain circumstances may determine it would not be in the best interest of the Company to reduce prices beyond a certain level. We might decide not to lower our product prices, even if a loss of revenue would result. Due to declining prices, it may be more difficult for us to increase or maintain our revenue levels and may cause a decline in our gross profits even if our WinDVD and other product unit sales increase.

In 2000, we launched an Internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the year ended December 31, 2003, we derived 16% of our revenue from web and retail sales as compared to 15% of revenue for the prior year. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing programs, capital equipment and research and development. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 44% of our revenue for the year ended December 31, 2003, as compared to 50% for the prior year. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. We do not use derivative instruments to hedge foreign exchange risk. In the future, an increasing portion of our international revenue may be denominated in foreign currencies.

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

Critical Accounting Estimates

We base the discussions and analysis of our financial condition and results of operations upon our audited consolidated financial statements, which we prepare in accordance with accounting principals generally accepted in the United States of America. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experiences and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding the results of our operations are:

•	Revenue recognition;

•	Accounting for income taxes.

Revenue recognition

Our revenue is derived from fees paid under software licenses granted primarily to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users. We record revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when:

•	Evidence of an arrangement exists;

INTERVIDEO, INC.

•	Delivery of the software has occurred;

•	The fee is fixed or determinable; and

•	Collectibility is probable.

Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sell through to end users. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products being sold by the OEMs to end users. We do not typically provide upgrades to the OEMs’ customers. Accordingly, under such agreements we do not defer any revenue, as we no longer have an obligation once an OEM’s products have been shipped and we have recorded revenue. Under certain other agreements, we defer the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant post-contract support (“PCS”) provided to end users. Depending on the specific contractual obligation, we recognize this revenue over a period of one to three years.

Under the terms of the OEM license agreements, each OEM will qualify our software on their hardware and software configurations. Once the software has been qualified, the OEM will begin to ship products and report net sales to us, at which point we will record revenue. Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their customers. These OEMs pay fees on a per-unit basis, and we record associated revenue when we receive notification of the OEMs’ sales of the licensed software to an end user. The terms of the license agreements generally require the OEMs to notify us of sales of our products within 30 to 45 days after the end of the month or quarter in which the sales occur. As a result, we generally recognize revenue in the month or quarter following the sales of the product to these OEMs’ customers.

A small number of OEMs, that primarily sell PC components, place orders with us for a fixed quantity of units at a fixed price. In such cases, qualification of our products is not required, and these OEMs have no rights to upgrades or returns. We generally recognize revenue upon the completion of shipment to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting our software to the OEM’s hardware and software configurations. The prepaid license fees are typically recognized based on either a straight-line amortization over the prepayment period or based on actual shipments, whichever is greater. The NRE service fees are recognized upon completion and acceptance of the NRE service. However, some OEM agreements also provide the OEM with rights to free PCS, including unspecified future software upgrades. We have not established vendor specific objective evidence of fair value for PCS and accordingly, if a contract includes PCS and either prepaid licenses or NRE services, then all fees are recognized as revenue over the PCS period after both, software product acceptance and commencement of sales to end users.

End-user sales are made directly through our websites. We do not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. We recognize revenue from sales through our websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase our software from our websites have limited rights of return for products they have purchased, which we currently provide for by deferring a percentage of the last 30 days’ sales. This deferral is based on the historical return percentage.

Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. We generally recognize revenue, net of contractually obligated return rights, upon shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users and the return risk has been eliminated.

INTERVIDEO, INC.

Certain customer agreements call for the payment by us of marketing development funds, co-operative advertising fees, rebates or similar charges. We account for such fees as a reduction in revenue unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

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

Results of Operations

	Year ended December 31,
	2003	2002	2001
As a percentage of revenue:
Revenue	100%	100%	100%
Cost of revenue	42	37	53

Gross Profit	58	63	47
Operating expenses:
Research and development	13	16	27
Sales and marketing	16	18	23
General and administrative	8	8	9
Stock compensation	1	5	5
Amortization of goodwill	—	—	1
Cost of delayed public offering	—	4	2
Impairment of promotional agreement	—	—	2
Restructuring costs	—	—	3

Total operating expenses	38	51	72
Income (loss) from operations	20	12	(25)
Other income, net	1	—	2

Income (loss) before income taxes	21	12	(23)
Provision (benefit) for income taxes	7	(5)	3

Net income (loss)	14%	17%	(26)%

Comparison of Years Ended December 31, 2003 and 2002

Revenue

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Revenue	57,078	25%	45,494

INTERVIDEO, INC.

Revenue increased 25% to $57.1 million for the year ended December 31, 2003 from $45.5 million for the year ended December 31, 2002. OEM product sales increased 24% to $48.1 million for the year ended December 31, 2003 from $38.8 million for the year ended December 31, 2002. Web and retail sales increased 33% to $8.9 million for the year ended December 31, 2003 from $6.7 million for the year ended December 31, 2002. OEM product sales accounted for 84% of total revenue for the year ended December 31, 2003 as compared to 85% of total revenue for the year ended December 31, 2002. We derived a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2003, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard accounting for 19% and Dell accounting for 13% of our revenue during that period. In the year ended December 31, 2002 these same two customers accounted for 31% of our revenue with Hewlett-Packard accounting for 17% and Dell accounting for 14% of our revenue during that period. Sales outside the United States accounted for 44% of our revenue for the year ended December 31, 2003 as compared to 50% for the year ended December 31, 2002. The growth in revenue for the year ended December 31, 2003 over the same period in the prior year reflects increased revenue from our WinDVD product sales of 16%. Additionally, increased sales of our non-WinDVD products which includes WinDVD Creator, InterVideo Home Theater and InterVideo DVD Copy accounted for 18% of revenue for the year ended December 31, 2003, as compared to 11% for the year ended December 31, 2002.

Cost of revenue

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Cost of revenue	23,849	41%	16,879
Percentage of total revenue	42%		37%

Cost of revenue consists primarily of licensed and unlicensed royalties, cost of settlement of intellectual property matters, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology and costs associated with end-user PCS. Licensed and unlicensed royalties consist of royalties paid or accrued for payment to third parties for technologies incorporated into our products. In general, the amount of royalties depends on the number of our product units sold and the royalty rates associated with the third-party technology incorporated into those products. Cost of settlement of intellectual property matters consists of amounts that we have agreed to pay to third parties in settlement of alleged infringement of certain patented technology used in our and our customers’ products and accruals for royalties related to our usage of technologies under patent where no agreement exists. End-user PCS costs include the costs associated with providing assistance to end users of our products. With the exception of packaging and distribution costs, the cost of revenue is generally the same for each product, regardless of sales channel.

Cost of revenue increased to $23.8 million, or 42% of revenue, for the year ended December 31, 2003 from $16.9 million, or 37% of revenue, for the year ended December 31, 2002. The increase in absolute dollars was primarily due to increased unit sales. The increase as a percentage of revenue was primarily due to the aforementioned decline in selling prices of our WinDVD products without a proportional decrease in third-party royalties as well as the inclusion of royalty costs associated with certain OEM revenues that have been deferred. Also included in the cost of revenue for the year ended December 31, 2003 is a credit of $1.1 million taken in the third quarter representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable.

Gross profit

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Gross profit	33,229	16%	28,615
Percentage of total revenue	58%		63%

INTERVIDEO, INC.

Gross profit is affected by competitive price pressures, fluctuations in unit volumes, changes in royalty amounts and changes in the mix of products sold and in our mix of distribution channels. Differences in the gross profits by sales channel are primarily a reflection of product pricing differences, which can be impacted by distribution and marketing rebates, associated with each sales channel. In addition our gross profit may be affected by costs associated with the settlement of intellectual property matters. Gross profits were 58% of revenue for the year ended December 31, 2003 as compared to 63% for the year ended December 31, 2002. The decrease reflects lower average selling prices of our WinDVD products to our major OEM customers without a proportional decrease in third party royalties. Gross profits were also negatively impacted by the inclusion of royalty costs associated with certain OEM revenues that have been deferred, offset by a credit of $1.1 million representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable. We expect that gross profits will be impacted by the introduction of our newer, higher margin products offset by continued price erosion in our WinDVD sales to our OEM customers. Gross profits are also expected to be negatively impacted by anticipated increases in certain royalty fees associated with third-party licenses.

Research and development expenses

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Research and development expenses	7,626	6%	7,185
Percentage of total revenue	13%		16%

Research and development expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and quality assurance and testing. Research and development expenses were $7.6 million, or 13% of revenue, for the year ended December 31, 2003 and $7.2 million, or 16% of revenue, for the year ended December 31, 2002. The increase in absolute dollars was primarily attributable to a $293,000 increase in payroll and payroll related expenses due to increased research and development headcount and a $95,000 increase in legal and outside consulting fees. The decrease, as a percentage of revenue, for the year ended December 31, 2003 as compared to the corresponding period of the prior year was primarily due to the overall increase in revenue without a proportional increase in research and development expenses. This is primarily attributable to a shift in personnel resources to overseas locations with lower cost structures, a trend we expect to continue in the future. We believe that a significant level of research and development expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars in the future.

Sales and marketing expenses

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Sales and marketing expenses	8,908	9%	8,179
Percentage of total revenue	16%		18%

Sales and marketing expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased to $8.9 million, or 16% of revenue, for the year ended December 31, 2003 from $8.2 million, or 18% of revenue, for the year ended December 31, 2002. The increase in absolute dollars was primarily attributable to a $750,000 increase in payroll and payroll related expenses due to increased sales and marketing headcount, a $680,000 increase in travel, promotional and tradeshow expenses and a $155,000 increase in postage and communication expenses. These increased expenses were partially offset by a decrease in commissions paid to outside sales representatives of $934,000, mainly in Japan. The decrease, as a percentage of revenue, for both the year ended December 31, 2003 as compared to the prior year was primarily due to the overall increase in revenue without a proportional increase

INTERVIDEO, INC.

in sales and marketing expenses. We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars in the future as we seek to further establish our retail presence.

General and administrative expenses

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
General and administrative expenses	4,357	11%	3,921
Percentage of total revenue	8%		8%

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees. General and administrative expenses increased to $4.4 million or 8% of revenue, for the year ended December 31, 2003 from $3.9 million, or 8% of revenue, for the year ended December 31, 2002. This increase in absolute dollars was primarily due to an increase in directors’ and officers’ liability insurance premiums of $250,000, an increase in payroll and payroll related expenses of $300,000 and an increase in local taxes of $106,000, which was largely due to the increase in shares authorized as a result of our initial public offering in July 2003. These increases were offset by a decrease in outside consulting, legal and accounting service fees of $284,000. We expect general and administrative expenses to increase in absolute dollars as we build our infrastructure to support our anticipated growth and operations as a public company.

Stock-based compensation expenses

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Stock-based compensation expenses	912	(63)%	2,469
Percentage of total revenue	2%		5%

Stock-based compensation expenses decreased to $912,000 for the year ended December 31, 2003 compared with $2.5 million for the year ended December 31, 2002. Deferred stock-based compensation is recorded when options are granted with exercise prices less than the deemed fair market value of the underlying common stock. Stock-based compensation expenses are recognized as deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the related options, which is generally four years. In 2004, we intend to grant our stock options at exercise prices equal to the fair market value of our common stock on the date of grant, and therefore, minimal, if any, additional deferred stock-based compensation should be recorded. Accordingly, we expect stock-based compensation expenses to continue to decrease in 2004.

Other income, net

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Other income, net	563	237%	167
Percentage of total revenue	1%		—%

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, offset by other expenses. Other income, net increased to $563,000 for the year ended December 31, 2003 from $167,000 for the year ended December 31, 2002. This increase is primarily due to the interest earned on the additional cash generated from our initial public offering in July 2003.

INTERVIDEO, INC.

Provision (benefit) for income taxes

	Year Ended December 31, 2003	% Change 2002 to 2003		Year Ended December 31, 2002
Provision (benefit) for income taxes	4,196	*	%	(2,409)
Percentage of total revenue	7%			*	%

*	Percentage not meaningful

We recorded a provision for income taxes of $4.2 million for the year ended December 31, 2003 as compared to an income tax benefit of $2.4 million for year ended December 31, 2002. The income tax benefit for the year ended December 31, 2002 was the result of the release of a significant portion of our valuation allowance. Such release of valuation allowance was due to our reassessment of the recoverability of our deferred tax assets as being more likely than not. Our effective tax rate for the year ended December 31, 2003 was 35%. See Note 5 in the Notes to the Consolidated Financial Statements.

Comparison of Years Ended December 31, 2002 and 2001

Revenue

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Revenue	45,494	35%	33,763

Revenue increased 35% to $45.5 million for the year ended December 31, 2002 from $33.8 million for the year ended December 31, 2001. The growth in revenue resulted primarily from increased sales of our WinDVD product in Asia and to a lesser extent in North America, which increased 65% and 16%, respectively. This increase in sales resulted from increased unit shipments of PCs by our Asian and North American OEM customers that bundle our WinDVD product.

Cost of revenue

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Cost of Revenue	16,879	(6)%	17,895
Percentage of total revenue	37%		53%

Cost of revenue decreased to $16.9 million, or 37% of revenue, for the year ended December 31, 2002 from $17.9 million, or 53% of revenue, for the year ended December 31, 2001. The decrease in absolute dollars is due primarily to lower costs of unlicensed third-party royalties, lower costs of settlement of intellectual property matters and lower amortization of software license agreement. This decrease was offset somewhat by higher royalties as a result of higher unit shipments. Unlicensed royalties and costs of settlement of intellectual property matters decreased to $620,000 in 2002 from $5.4 million, or 16% of revenue, in 2001. This decrease was offset by a reduction in accrued unlicensed royalties of $363,000 resulting from one of the settlements that occurred during the year ended December 31, 2002. For the year ended December 31, 2002, we concluded intellectual property settlements with, and paid $4.4 million in cash or stock to certain OEM customers and patent holders.

In December 2000, we entered into a software license agreement providing for an aggregate of $1.1 million of minimum royalty payments. The associated expense was recognized on a straight-line basis over the agreement term. In September 2001, we determined that a large portion of the minimum royalty payment would be unrealizable and was impaired. Accordingly, during the year ended December 31, 2001, $1.0 million was charged to amortization of software license agreement of which $724,000 represents a charge for impairment.

INTERVIDEO, INC.

The remaining $50,000 as of December 31, 2001 is being recorded as cost of revenue over the remaining agreement term.

Gross profit

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Gross profit	28,615	80%	15,868
Percentage of total revenue	63%		47%

Gross profit increased to 63% of revenue for the year ended December 31, 2002 from 47% for the year ended December 31, 2001. The increase resulted primarily from lower costs of settlement of intellectual property matters and lower amortization of software license agreement as noted above partially offset by lower average selling prices of our WinDVD product.

Research and development expenses

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Research and development expenses	7,185	(20)%	9,035
Percentage of total revenue	16%		27%

Research and development expenses decreased to $7.2 million, or 16% of revenue, for the year ended December 31, 2002 from $9.0 million, or 27% of revenue, for the year ended December 31, 2001. The decrease resulted primarily from a reduction in payroll spending of $1.1 million due to the restructuring we implemented in June 2001 and the shift in personnel resources overseas to locations with lower cost structures and lower license fees of $359,000.

Sales and marketing expenses

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Sales and marketing expenses	8,179	4%	7,878
Percentage of total revenue	18%		23%

Sales and marketing expenses increased slightly to $8.2 million, or 18% of revenue, for the year ended December 31, 2002 from $7.9 million, or 23% of revenue, for the year ended December 31, 2001. The increase was primarily attributable to higher payroll expenses of $607,000 and higher communication expenses of $120,000 due to increased sales and marketing headcount in the year ended December 31, 2002 offset somewhat by lower promotional expenses of $442,000.

General and administrative expenses

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
General and administrative expenses	3,921	31%	2,991
Percentage of total revenue	8%		9%

General and administrative expenses increased to $3.9 million, or 8% of revenue, for the year ended December 31, 2002 from $3.0 million, or 9% of revenue, for the year ended December 31, 2001. The increase in absolute dollars was primarily attributable to increased professional services of $619,000, primarily related to our initial public offering and re-audit, and increased payroll costs of $114,000.

INTERVIDEO, INC.

Stock-based compensation expenses

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Stock-based compensation expenses	2,469	33%	1,854
Percentage of total revenue	5%		5%

Stock-based compensation expenses increased to $2.5 million for the year ended December 31, 2002 from $1.9 million for the year ended December 31, 2001. The increase was due to additional stock option grants and a full year of amortization expense associated with the prior year’s stock option grants.

Amortization of goodwill

	Year Ended December 31, 2002	% Change 2001 to 2002		Year Ended December 31, 2001
Amortization of goodwill	—	*	%	298
Percentage of total revenue	—%			1%

*	Percentage not meaningful

Amortization of goodwill decreased to $0 for the year ended December 31, 2002 from $298,000 for the year ended December 31, 2001 as a result of implementing SFAS No. 142. If at any time we determine goodwill to be impaired, we will record an impairment charge in the period in which this determination is made.

Cost of delayed public offering

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Cost of delayed public offering	1,728	143%	710
Percentage of total revenue	4%		2%

*	Percentage not meaningful

During the years ended December 31, 2002 and 2001, we incurred $1.7 million and $710,000, respectively, of professional costs in connection with the preparation of our initial public offering. In September 2002 and also in September 2001, our offering was delayed and all costs previously capitalized were expensed.

Impairment of promotional agreement

	Year Ended December 31, 2002	% Change 2001 to 2002		Year Ended December 31, 2001
Impairment of promotional agreement	—	*	%	550
Percentage of total revenue	—%			2%

*	Percentage not meaningful

In March 2001, we entered into a promotional agreement with an online music provider for our WinRip product. In accordance with the agreement, we were required to pay $1.1 million over 12 months and provide a $600,000 standby line of credit. During the period from March 2001 to August 2001, we incurred $550,000 for promotional costs, which were recorded in sales and marketing expenses. In September 2001, based on the results of the promotion, we determined that the remaining $550,000 of committed promotional expense under the contract was unrealizable. There were no charges recorded during the year ended December 31, 2002.

INTERVIDEO, INC.

Restructuring costs

	Year Ended December 31, 2002		% Change 2001 to 2002		Year Ended December 31, 2001
Restructuring costs	(20)		*	%	850
Percentage of total revenue	*	%			3%

*	Percentage not meaningful

During the second quarter of 2001, management approved a restructuring plan to reduce our workforce and consolidate offices to align our cost structure with our projected revenue growth and economic and industry conditions at the time. A one-time charge of $850,000 related to this plan was recorded in operating expenses in the second quarter. This charge included $257,000 related to employee terminations and $593,000 related to office closures. As of December 31, 2002, the remaining accrual of $101,000 related to the future payment of restructuring expenses, all of which was related to office closures. This restructuring eliminated approximately 25% of our worldwide employee workforce, including employees in research and development, sales and marketing, and general and administrative.

Other income, net

	Year Ended December 31, 2002	% Change 2001 to 2002	Year Ended December 31, 2001
Other income, net	167	(69)%	538
Percentage of total revenue	—%		2%

*	Percentage not meaningful

Other income, net decreased to $167,000 for the year ended December 31, 2002 from $538,000 for the year ended December 31, 2001. The decrease related primarily to a write-down of $200,000 in the carrying value of an investment in a private company that management determined was no longer recoverable and a reduction of $202,000 in interest income due to lower interest rates recorded for the year ended December 31, 2002.

Provision (benefit) for income taxes

	Year Ended December 31, 2002		% Change 2001 to 2002		Year Ended December 31, 2001
Provision (benefit) for income taxes	(2,409)		*	%	924
Percentage of total revenue	*	%			3%

*	Percentage not meaningful

We recorded a benefit for income taxes of $2.4 million for the year ended December 31, 2002 and a provision for income taxes of $924,000 for the year ended December 31, 2001. In the third quarter of 2002, we recorded a benefit for income taxes as a result of our reassessment of the recoverability of our deferred tax assets as being more likely than not and the resulting release of a significant portion of our valuation allowance. The amount of the valuation allowance that existed at December 31, 2001 and that was reversed in the third quarter of 2002 was $7.4 million. Excluding the effects of this reversal, the current provision for income taxes increased to $3.0 million for the year ended December 31, 2002 from $924,000 for the year ended December 31, 2001 due to higher foreign sales in countries subject to withholding taxes, increased non-deductible expenses and the recording in 2002 of a tax provision for payment of federal and state taxes.

INTERVIDEO, INC.

Liquidity and Capital Resources

As of December 31, 2003, we had cash, cash equivalents and short-term investments of $69.7 million representing 79% of our total assets, compared to $21.2 million or 61% of total assets, as of December 31, 2002. Our cash equivalents are highly liquid instruments with an original maturity of 90 days or less at the date of purchase, and our short-term investments consist principally of treasury notes, corporate bonds and certificates of deposit maturing within a year. The major sources of our increase of cash, cash equivalents and short-term investments in 2003 were $40.4 million of net proceeds from our initial public offering in July 2003, and $9.3 million from operating activities, mainly from the sale of our products. Prior to generating positive net income in 2002, we financed our operations primarily through private sales of convertible preferred stock, which generated gross proceeds of $21.2 million.

Net cash provided by operating activities in 2003 was $9.3 million, primarily comprised of $7.8 million of net income adjusted for non-cash charges for depreciation and amortization of $774,000, stock-based compensation of $912,000, loss on disposal of property and equipment of $205,000, and other non-cash charges and credits and increases in accounts payable of $595,000 and deferred revenue, accrued liabilities and taxes payable of $2.6 million, offset by increases in accounts receivable of $1.6 million and prepaid expenses and other current assets of $1.8 million. The non-cash adjustment for stock-based compensation expense reflects the amortization of deferred stock-based compensation resulting for the granting of options with exercise prices less than the deemed fair market value of the underlying common stock. Since, in 2004 we intend to grant our stock options at exercise prices equal to the fair market value of our common stock on the date of grant we expect the amounts charged to stock-based compensation expense to decrease. The loss on disposal of property is largely a result of the relocation of our corporate headquarters and the resultant write-off of assets not fully depreciated at the time of the move. The increase in deferred revenue is partially due to growth in retail sales in North America and Europe for which revenue with certain customers has been deferred until evidence of sell-through to the end user is obtained. Additionally, the deferral of revenue associated with implied future obligations on certain contracts with our OEM customers has also contributed to the increase in deferred revenue during the period. Included in the change in accrued liabilities is the reversal of an unlicensed royalty accrual of $1.1 million as a result of the determination that the potential liability related to a previously established accrual is no longer deemed probable as well as payments of $1.0 million on intellectual property claim settlements during the year. These amounts were offset by an increase in accrued license fees due to increased unit shipments of our products. Net cash provided by operating activities in 2002 was $6.9 million, primarily comprised of $7.7 million of net income adjusted for a deferred tax benefit of $5.5 million, depreciation and amortization of $922,000, stock compensation of $2.5 million and other non-cash charges and an increase in accounts payable and accrued liabilities of $2.3 million, offset by increases in accounts receivable of $1.3 million and prepaid expenses and other current assets of $766,000.

Net cash used in investing activities was $20.2 million in 2003, which included the purchase of property and equipment of $1.4 million and net purchases of short-term investments of $18.8 million. In 2002, net cash used in investing activities was $4.2 million including the purchase of property and equipment of $700,000 and purchases of short-term investments of $3.5 million.

Net cash provided by financing activities in 2003 was $40.6 million consisting of net proceeds from our initial public offering in July 2003 of $40.4 million and $199,000 due to the issuance of common stock upon the exercise of stock options. In 2002, $90,000 was provided by the issuance of common stock upon the exercise of stock options.

We currently have no significant commitments for capital expenditures but we expect to spend approximately $1 million to $2 million on capital expenditures in 2004. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems.

INTERVIDEO, INC.

As of December 31, 2003 we had future lease commitments for buildings of a total of $2.9 million under non-cancelable operating leases through 2010. We have no debt obligations. We currently have no present understandings, commitments or agreements with respect to any acquisitions of other businesses, services, products or technologies. However, we may from time to time evaluate potential acquisitions. These acquisitions may increase our capital requirements in the future.

We believe that our current cash, cash equivalent and short term investments will be sufficient to meet our current working capital and capital expenditure requirements for at least the next twelve months. To the extent our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we will need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in us will be reduced. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us. In addition, although we have no present understandings, commitments or agreements with respect to any acquisitions of other businesses, services, products or technologies, we may from time to time evaluate potential acquisitions. These acquisitions may increase our capital requirements and reduce your percentage ownership in us. We do not anticipate a need for raising funds by equity or debt financing in the year 2004.

Off Balance Sheet Arrangements

As of December 31, 2003 we have no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

Disclosures About Contractual Obligations and Commercial Commitments

We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2010. Some of these facility lease agreements generally provide base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are generally less than 10% of base rents and, as such are not included in the information presented below. Total operating lease expense, including month-to-month rentals, was approximately $924,000, $802,000 and $841,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

We generally make purchases under cancelable purchase orders and do not enter into long term supply agreements.

As of December 31, 2003, future minimum commitments under operating leases are as follows (in thousands):

In the year ending December 31,
2004	$448
2005	504
2006	457
2007	390
2008	344
Thereafter	723

$2,866

As of December 31, 2003, the Company had an outstanding standby letter of credit for $116,000 issued in connection with a building lease. The letter of credit was subsequently released in February 2004. We have no other fixed contractual obligations or commercial commitments that are not already accrued for in our financial statements.

INTERVIDEO, INC.

Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the DVD software industry and are the same or similar to those disclosed in our previous SEC filings. The fact that certain risks are endemic to the industry does not lessen the significance of these risks. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should carefully consider each of the Risk Factors and the other information in this Annual Report on Form 10-K.

The rapidly evolving nature of our industry make it difficult to forecast our future results.

The market for our products is characterized by rapid changes in technology. Demand for our products depends on our ability to maintain competitive pricing and to provide new or improved products that keep up with changes in technology. Any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. The market for software-based digital video and audio solutions for incorporation in products in the PC and consumer electronics industries is rapidly evolving, and it is difficult to forecast the future growth rate, if any, or size of the market for our products. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue and are, to a large extent, fixed. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would harm our operating results.

We expect our operating results to fluctuate on an annual and quarterly basis, which may result in volatility of our stock price.

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets;

•	increases in third party license fees;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	declines in selling prices of our products to our OEM customers or other customers;

•	market acceptance of new products developed by us;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

INTERVIDEO, INC.

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries: and

•	changes in our business model from per unit to revenue share on point of sale revenue.

Due to these and other factors, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on our results for any one period as an indication of our future performance. In addition, our future operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly.

Changes in our product and service offerings could cause us to defer the recognition of revenue, which could harm our operating results and adversely impact our ability to forecast revenue.

We have created, and intend to continue to create, new software and software bundles such as WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and InstantOn. These products contain advanced features and functionality that have required and may continue to require us to provide an increased level of end-user support. In the future, as these new products become more complex, we may also be obligated to provide additional support to our OEM customers to bundle our software with their products. These potential increases in OEM and end-user support obligations could require us to defer both license and PCS revenues to future periods, which could harm our operating results and adversely impact our ability to accurately forecast revenue.

We expect our product prices to decline, which could harm our operating results.

We expect prices for our products to decline over the next few years. Because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and lower unit sales, we have reduced the prices we charge PC OEMs for our WinDVD product. We expect this trend to continue, which will make it more difficult to increase or maintain our revenue and may cause a decline in our gross profits, even if our WinDVD unit sales increase. If unit sale increases do not offset anticipated price declines, our revenue will decline. Accordingly, our future success will depend in part on our ability to introduce and sell new products and upgrades to our existing products, which could increase our revenue and could improve our profit margins.

We have a history of losses, and we may not sustain profitability on a quarterly or annual basis.

We did not achieve profitability until our fiscal year ended December 31, 2002. While we maintained profitability in the year ended December 31, 2003, as of December 31, 2003 we had an accumulated deficit of $2.3 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not sustain or increase profitability on a quarterly or annual basis in the future.

INTERVIDEO, INC.

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

In addition to the claims described above, we may receive notices of claims of infringement of other parties’ proprietary rights. Many companies aggressively use their patent portfolios to bring infringement claims against competitors and other parties. As a result, we may become a party to litigation in the future as a result of an alleged infringement of the intellectual property rights of others, including DVD 6C or Nissim. In addition, we are aware that a consortium of companies, known as “4C,” has been formed for the purpose of asserting the patent rights of its members covering some aspects of DVD technology. 4C may demand that PC OEMs or other companies manufacturing or licensing DVD-related products, including us and our customers, pay license fees and damages for the use of the technology, or be prohibited from selling products, covered by the 4C patents. Similarly, other parties have alleged that aspects of MPEG-2 and other multimedia technologies infringe upon

INTERVIDEO, INC.

patents held by them. We may be required to pay license fees and damages or be prohibited from selling our products in the future if it is determined that our products infringe on patents owned by these third parties. In addition, other companies may form consortia in the future, similar to MPEG LA, DVD 6C and 4C, to enforce their proprietary rights and these consortia may seek to enforce their patent rights against us and our customers. Some of our products can be used in connection with the copying of video content, which may include content protected by copyright. Though we believe these products do not contribute to copyright infringement and do not defeat encryption in violation of the Digital Millennium Copyright Act, some content owners have shown a willingness to instigate litigation against producers of products that could be used to copy copyrighted content. Defending such suits could be costly and could cause a serious disruption in our business regardless of the outcome.

We may be required to pay substantial damages and may be restricted or prohibited from selling our products if it is proven that we violate the intellectual property rights of others.

If DVD 6C, 4C, Nissim or another third party proves that our technology infringes its patents, we may be required to pay substantial damages for past infringement and may be required to pay license fees or royalties on future sales of our products. If we are required to pay license fees in the amounts that are currently published by, for example, DVD 6C for past sales to our large PC OEM customers, such fees would exceed the revenue we have received from those PC OEM customers. In addition, if it were proven that we willfully infringed on a third party’s patents, we may be held liable for three times the amount of damages we would otherwise have to pay. In addition, intellectual property litigation may require us to:

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

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property rights include the patents held by Nissim and by members of MPEG LA, DVD 6C and 4C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. We have received notices from some of our customers asserting that we are required to indemnify them under our agreements with them, or providing notice that they have received from third parties infringement claims that are related to our products. These customers include, among others, Micron Electronics and MPC LLC (formerly known as Micron PC LLC), as well as other customers with which we have settled. We expect to make additional cash payments to settle similar claims in the future. Although MPEG LA has stated that some of

INTERVIDEO, INC.

our PC OEM customers, including Dell, Fujitsu Limited, Gateway, Hewlett-Packard, Sony and Toshiba, are currently MPEG LA licensees, not all of our PC OEM customers are MPEG LA licensees. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of claims of infringement brought by MPEG LA against those customers. Even with respect to those PC OEM customers that have become licensees, we may have liability to these customers for prior infringement and future royalty payments. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

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

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the year ended December 31, 2003, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard accounting for 19% and Dell accounting for 13% of our revenue during that period. We expect that the Dell revenues will decline in successive quarters, reaching $0 in future periods, because our current portion of their business is moving to one of our competitors. If we are unable to replace this lost revenue with revenue from other customers, our revenue growth rate may slow or even decline. Three customers accounted for 43% of our accounts receivables balance as of December 31, 2003. While a substantial portion of these accounts receivables has been paid, we expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

If our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their PCs. If we are unable to maintain or expand our relationships with PC OEMs, our business will suffer.

INTERVIDEO, INC.

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

We derived 82% of our revenue for the year ended December 31, 2003 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

Slow growth, or negative growth, in the PC industry could reduce demand for our products and reduce our gross profit.

Our revenue depends in large part on the demand for our products by PC OEMs. The PC industry has experienced slow or negative growth in the recent past due to general economic slowdowns, market saturation and other factors. If slow or negative growth in the PC industry were to recur, demand for our products may decrease. Furthermore, if a reduction in demand for our products occurs, we may not be able to reduce expenses commensurately, due in part to the continuing need for research and development. Accordingly, continued slow growth or negative growth in the PC industry could reduce our gross profit.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

Competition in our industry is intense and is likely to continue to increase, which could result in price reductions, decreased customer orders, reduced product margins and loss of market share, any of which could harm our business.

Our industry is highly competitive, and we expect competition to intensify in the future. Our competitors include:

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

We expect our current competitors to introduce similar or improved products at lower prices, and we will need to do the same to remain competitive. For example, we expect Dell revenues to decline in successive quarters, reaching $0 in future periods, because our current portion of their business is moving to one of our competitors. We may not be able to compete successfully against either current or future competitors with respect to new or improved products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

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

INTERVIDEO, INC.

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

In connection with the audit of our financial statements for the year ended December 31, 2003, our independent auditors advised management and the Audit Committee of the Board of Directors that it had identified a deficiency in internal controls that rose to the level of a reportable condition under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters that, in our auditors’ judgment, relate to significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The reportable condition identified by our auditors relates to our internal controls over revenue recognition due to (i) our lack of a formally documented revenue recognition policy, (ii) our failure, on certain occasions, to ensure that all contracts are appropriately executed, (iii) the absence of documentation supporting our revenue recognition for non-standard revenue agreements and (iv) our failure, on certain occasions, to document credit checks on new customers. Our failure to effectively remedy the significant deficiencies identified by our auditors may adversely affect our ability to record, process, summarize and report financial data in compliance with public company reporting requirements. Any failure to comply with public company reporting requirements could cause our stock price to decline and subject us to legal and administrative actions.

We license technology from third parties for use in our WinDVD and other standards-based products, and we might not be able to ship our products in their present forms if we fail to maintain these license arrangements.

We license technology for use in our WinDVD product, our WinRip product, our WinDVD Creator product, our WinRecorder product and other existing and planned products from third parties under agreements, some of which have a limited duration. For example, we have a license agreement with Dolby Laboratories for its audio technology and logo, a license agreement with the DVD Copy Control Association, Inc. for the content scrambling system designed to prevent the copying of DVDs, a license with MPEG-LA for its MPEG-2 video technology, a license from Thomson Licensing S.A. for its MP3 audio technology and various other license agreements relating to patents, know-how and trademarks that are important to various aspects of the development, marketing and sale of our products. We are obligated to pay royalties under each of the Dolby, DVD Copy Control Association, MPEG-LA and Thomson Licensing S.A. agreements, and Dolby, DVD Copy Control Association, MPEG LA and

INTERVIDEO, INC.

Thomson Licensing may each terminate its license if we breach any material provision of the license or if other events occur, as specified in the license agreement. If we fail to maintain these license arrangements, we might not be able to ship our products in their present forms and our revenue could decline.

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

INTERVIDEO, INC.

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

Our success depends upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as license and confidentiality agreements with our employees, customers, strategic partners and others to establish and protect our proprietary rights. The protection of patentable inventions is important to our future opportunities. We currently have one issued U.S. patent and three patents issued in Taiwan, and we have 84 pending patent applications, comprised of 36 U.S. patent applications and 48 foreign patent applications. It is possible that:

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

INTERVIDEO, INC.

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

Our international operations accounted for 44% of our revenue for the year ended December 31, 2003 and 50% of our revenue for the year ended December 31, 2002, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

INTERVIDEO, INC.

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

In addition, we and certain of our OEM customers maintain significant operations in Asia. Any kind of economic, political or environmental instability in this region of the world could harm our operating results. Further, we may be impacted by the political, economic and military instability in Taiwan, including potential international conflict arising from recent Taiwanese elections.

Our business and future operating results are subject to a broad range of uncertainties arising out of geopolitical developments in the Middle East and North Korea.

Our business and operating results are subject to uncertainties arising out of geopolitical developments in the Middle East and North Korea, including the U.S. occupation of Iraq and the continuing political tension between the United States and North Korea. These uncertainties include the potential worsening or extension of the current global economic slowdown and the economic consequences of additional military actions. Any similar geopolitical uncertainty in the future could harm our operating results and stock price.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign currency risk

To date, all of our revenue has been denominated in U.S. dollars. We expect, however, to begin denominating revenue from selected international markets in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use financial hedging techniques to minimize the effect of these fluctuations, exchange rate fluctuations may harm our financial results.

Interest rate risk

We have limited exposure to financial market risks, including changes in interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk.

INTERVIDEO, INC.

ITEM 8:	FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

InterVideo, Inc.:

We have audited the accompanying consolidated balance sheets of InterVideo, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterVideo, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provision of Statement of Financial Accounting Standard No.142 “Goodwill and Other Intangible Assets”.

/s/ KPMG LLP

Mountain View, California

February 11, 2004

INTERVIDEO, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$46,875	$17,137
Short-term investments	22,862	4,104
Accounts receivable, net of allowance for doubtful accounts of $254 and $205, respectively	5,515	3,902
Deferred tax assets	1,543	2,122
Prepaid expenses and other current assets	2,468	694

Total current assets	79,263	27,959
Property and equipment, net	2,241	1,566
Goodwill	1,018	1,018
Other purchased intangible assets	283	483
Deferred tax assets	4,685	3,335
Other assets	429	355

Total assets	$87,919	$34,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,039	$413
Accrued liabilities	9,503	9,639
Income taxes payable	1,539	1,111
Deferred revenue	3,422	1,112

Total current liabilities	15,503	12,275

Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
5,000 and 13,000 shares authorized; no and 12,839 shares issued and outstanding, respectively; no and $23,855 liquidation preference, respectively	—	13
Common stock, $0.001 par value:
150,000 and 25,000 shares authorized; 12,970 and 2,644 shares issued and outstanding, respectively	13	3
Additional paid-in capital	76,283	35,197
Notes receivable from stockholders	(905)	(864)
Deferred stock-based compensation	(531)	(1,614)
Accumulated other comprehensive loss	(123)	(180)
Accumulated deficit	(2,321)	(10,114)

Total stockholders’ equity	72,416	22,441

Total liabilities and stockholders’ equity	$87,919	$34,716

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenue	$57,078	$45,494	$33,763
Cost of revenue	23,849	16,879	17,895

Gross profit	33,229	28,615	15,868

Operating expenses:
Research and development	7,626	7,185	9,035
Sales and marketing	8,908	8,179	7,878
General and administrative	4,357	3,921	2,991
Stock-based compensation (1)	912	2,469	1,854
Amortization of goodwill	—	—	298
Cost of delayed public offering	—	1,728	710
Impairment of promotional agreement	—	—	550
Restructuring charges	—	(20)	850

Total operating expenses	21,803	23,462	24,166

Income (loss) from operations	11,426	5,153	(8,298)
Other income, net	563	167	538

Income (loss) before income taxes	11,989	5,320	(7,760)
Provision (benefit) for income taxes	4,196	(2,409)	924

Net income (loss)	$7,793	$7,729	$(8,684)

Net income (loss) per common share, basic	$1.07	$3.15	$(4.61)

Net income (loss) per common share, diluted	$0.57	$0.65	$(4.61)

Number of shares used in net income (loss) per share calculation (see Note 2):
Basic	7,273	2,456	1,885

Diluted	13,723	11,945	1,885

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Year Ended December 31,
	2003	2002	2001
Research and development	$308	$969	$581
Sales and marketing	309	761	605
General and administrative	295	739	668

Total stock-based compensation expense	$912	$2,469	$1,854

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

	Redeemable Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stock- holders	Deferred Stock- based Compen- sation	Accumu- lated Other Compre- hensive Loss	Accum- ulated Deficit	Total Stock- holders’ Equity	Compre- hensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2000	25	$1,000	12,189	$12	2,004	$2	$26,285	$—	$(1,742)	$(84)	$(9,159)	$15,314	$(7,035)
Issuance of common stock under stock option plans	—	—	—	—	208	—	111	—	—	—	—	111
Notes receivable from stockholders from exercised options	—	—	—	—	216	—	800	(800)	—	—	—	—
Redemption of Series D preferred stock	(25)	(1,000)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation to non-employees	—	—	—	—	—	—	130	—	—	—	—	130
Interest income on notes receivable from stockholders	—	—	—	—	—	—	—	(24)	—	—	—	(24)
Deferred stock-based compensation	—	—	—	—	—	—	1,598	—	(1,598)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	1,724	—	—	1,724
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(104)	—	(104)	$(104)
Net loss	—	—	—	—	—	—	—	—	—	—	(8,684)	(8,684)	(8,684)

BALANCE, December 31, 2001	—	—	12,189	12	2,428	2	28,924	(824)	(1,616)	(188)	(17,843)	8,467	$(8,788)

Issuance of common stock under stock option plans	—	—	—	—	216	1	89	—	—	—	—	90
Issuance of Series D convertible preferred stock for settlement	—	—	650	1	—	—	3,717	—	—	—	—	3,718
Stock-based compensation to non-employees	—	—	—	—	—	—	157	—	—	—	—	157
Interest income on notes receivable from stockholders	—	—	—	—	—	—	—	(40)	—	—	—	(40)
Deferred stock-based compensation	—	—	—	—	—	—	2,310	—	(2,310)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	2,312	—	—	2,312
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	26	—	26	$26
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(18)	—	(18)	(18)
Net income	—	—	—	—	—	—	—	—	—	—	7,729	7,729	7,729

BALANCE, December 31, 2002	—	—	12,839	13	2,644	3	35,197	(864)	(1,614)	(180)	(10,114)	22,441	$7,737

Issuance of common stock in Initial Public Offering, net of offering cost of $4,713	—	—	—	—	3,220	3	40,364	—	—	—	—	40,367
Conversion of preferred stock to common stock	—	—	(12,839)	(13)	6,948	7	6	—	—	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	—	—	158	—	199	—	—	—	—	199
Interest income on notes receivable from stockholders	—	—	—	—	—	—	—	(41)	—	—	—	(41)
Deferred stock-based compensation	—	—	—	—	—	—	(171)	—	171	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	—	912	—	—	912
Tax benefit from stock options transactions	—	—	—	—	—	—	688	—	—	—	—	688
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	83	—	83	$83
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(26)	—	(26)	(26)
Net income	—	—	—	—	—	—	—	—	—	—	7,793	7,793	7,793

BALANCE, December 31, 2003	—	$—	—	$—	12,970	$13	$76,283	$(905)	$(531)	$(123)	$(2,321)	$72,416	$7,850

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

INTERVIDEO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$7,793	$7,729	$(8,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	774	922	1,220
Deferred taxes	(771)	(5,457)	—
Tax benefit from stock option transactions	688	—	—
Write-down of long term investments	—	200	100
Cost of settlement of intellectual property matter in preferred stock	—	—	3,718
Amortization and impairment of software license agreement	22	29	1,000
Stock-based compensation	912	2,469	1,854
Provision for doubtful accounts	75	105	185
Loss from disposal of property and equipment	205	143	235
Interest income on notes receivable from stockholders	(41)	(40)	(24)
Changes in operating assets and liabilities:
Accounts receivable	(1,645)	(1,254)	(522)
Prepaid expenses and other current assets	(1,779)	(766)	(1,251)
Other assets	(63)	536	(612)
Accounts payable	595	(182)	115
Deferred revenue	2,362	805	199
Accrued liabilities and taxes payable	189	1,685	3,851

Net cash provided by operating activities	9,316	6,924	1,384

Cash flows from investing activities:
Purchases of property and equipment	(1,436)	(700)	(712)
Purchase of Audio/Video Products Division	—	—	(1,000)
Purchases of short-term investments	(24,030)	(3,522)	—
Proceeds from maturities of short-term investments	5,246	—	—

Net cash used in investing activities	(20,220)	(4,222)	(1,712)

Cash flows from financing activities:
Proceeds from initial public offering, net	40,367	—	—
Proceeds from issuance of common stock under stock option and purchase plans	199	90	111

Net cash provided by financing activities	40,566	90	111

Effect of change in exchange rates on cash and cash equivalents	76	(3)	(103)

Net increase (decrease) in cash and cash equivalents	29,738	2,789	(320)
Cash and cash equivalents, beginning of period	17,137	14,348	14,668

Cash and cash equivalents, end of period	$46,875	$17,137	$14,348

Supplementary disclosures of non-cash investing and financing activities:
Deferred stock-based compensation, net of cancellation adjustments	$(171)	$2,310	$1,598
Issuance of Series D convertible preferred stock for settlement	—	3,718	—
Conversion of convertible preferred stock into common stock	24,904	—	—
Notes receivable from stockholders pursuant to exercised options	—	—	800
Unrealized loss on available-for-sale investments	(26)	(18)	—
Supplementary disclosure:
Income tax payments, net of refunds	$1,497	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Business

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of DVD software. The Company has developed a technology platform from which it has created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company has historically derived nearly all of its revenue from sales of its WinDVD product, a software DVD player for personal computers (“PCs”) to PC original equipment manufacturers (“OEMs”). Other products include WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of its DVD and DVR software designed for Linux-based PCs and consumer electronic (“CE”) devices.

The Company’s software is bundled with products sold by PC OEMs. The Company sells its products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide. In addition, the Company sells products through retail channels and directly to consumers through its websites.

In April 2002, the Board of Directors approved the Company’s reincorporation in Delaware, which was completed in May 2002.

In July 2003, the Company completed its initial public offering (“IPO”), issuing 3,220,000 shares at the offering price of $14.00 per share. The net proceeds were approximately $40.4 million after deducting the underwriting fee and other offering expenses, a total of $4.7 million. Upon the completion of IPO, all 12.8 million shares of preferred stock automatically converted into 6.9 million shares of common stock.

Note 2. Summary of Significant Accounting Policies:

Basis of presentation

The accompanying consolidated financial statements include the accounts of InterVideo, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Beginning with the quarter ended March 31, 2003, all international subsidiaries of the Company established a month end cut-off of three working days prior to the end of any given month. This change did not have a material impact on the results of operations of the Company.

Reclassifications

Certain reclassifications have been made in the prior years’ financial statements to conform to the current presentation. Such reclassification had no impact on previously reported net income or stockholders’ equity.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions believed to be applicable and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could materially differ from these estimates.

INTERVIDEO, INC.

Stock splits

In May 2002, the Company effected a 0.44-for-one reverse stock split of the Company’s common stock. In June 2003, the Company effected a 1.23-for-one forward stock split of the Company’s common stock. These stock splits have been retroactively reflected in the accompanying consolidated financial statements for prior years presented. The conversion ratio of the convertible preferred stock was adjusted by the stock splits such that, upon conversion, each share of convertible preferred stock was converted into 0.54 shares of common stock effective upon the closing of the Company’s IPO.

Foreign currency translation

The functional currency of the Company’s subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate at the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The effects of these translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Exchange gains or losses arising from transactions denominated in a currency other than the functional currency of an entity are included in other income, net and have not been significant to the Company’s operating results in any periods presented.

Fair value of financial instruments

The fair value of the Company’s cash, cash equivalents, short-term investments, accounts receivable and accounts payable approximate their respective carrying amounts due to their relatively short-term maturities.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, at the date of purchase, to be cash equivalents. Cash equivalents consist of money market accounts and commercial paper.

Short-term investments

Short-term investments consist principally of treasury notes, corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income (loss).

Significant concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company generally does not require its customers to provide collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition and maintains allowances for estimated potential bad debt losses.

INTERVIDEO, INC.

Customers’ accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at the year ends presented were:

	As of December 31,
	2003	2002
Customer A	15%	4%
Customer B	14%	29%
Customer C	12%	9%
Customer D	3%	11%

The following individual customers accounted for greater than 10% of revenue in any one of the years presented:

	Year ended December 31,
	2003	2002	2001
Revenue from major customers:
Customer C	13%	14%	29%
Customer D	4%	9%	12%
Customer E	19%	17%	14%

Valuation accounts

The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for a portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices not specifically reviewed. An additional provision is made for invoices not specifically reviewed that are older than sixty days past due, net of any other reserves.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001.

Allowance for Doubtful Accounts	Balance at beginning of the Year	Provisions	Write-offs	Balance at end of the Year
December 31, 2003	$205	$75	$(26)	$254
December 31, 2002	319	105	(219)	205
December 31, 2001	152	185	(18)	319

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation or amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of between three and seven years. Leasehold improvements are amortized over the lesser of the lease terms or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the statement of operations.

Intangible assets and goodwill

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) in July 2001. SFAS 142 requires that

INTERVIDEO, INC.

intangible assets with an indefinite life should not be amortized until their life is determined to be finite, and all other identifiable intangible assets must be amortized over their useful life. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events.

The Company adopted SFAS 142 effective January 1, 2002. SFAS 142 required the Company to perform the following as of January 1, 2002: (i) review goodwill and intangible assets for possible reclassifications; (ii) reassess the lives of intangible assets; and (iii) perform a transitional goodwill impairment test. The Company has subsumed $150,000 of assembled workforce to goodwill as of January 1, 2002. The Company also reviewed the useful lives of the purchased development technology and determined that the original estimated lives were appropriate. The Company completed the transitional goodwill impairment test and has determined that the Company did not have a transitional impairment of goodwill.

As required by SFAS 142, the Company ceased amortization of goodwill associated with the acquisition of Audio/Video Products Division of Formosoft International, Inc. (“AVPD”) effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the AVPD acquisition over five years using the straight-line method.

The following is a summary of adjusted net income (loss) without amortization of goodwill and assembled workforce (in thousands, except per share amount):

	Year ended December 31,
	2003	2002	2001
Net income (loss), as reported	$7,793	$7,729	$(8,684)
Add back: amortization of goodwill and assembled workforce	—	—	298

Adjusted net income (loss)	$7,793	$7,729	$(8,386)

Net income (loss) per share, basic, as reported	$1.07	$3.15	$(4.61)
Add back: amortization of goodwill and assembled workforce	—	—	0.16

Adjusted net income (loss) per share, basic	$1.07	$3.15	$(4.45)

Net income (loss) per share, diluted, as reported	$0.57	$0.65	$(4.61)
Add back: amortization of goodwill and assembled workforce	—	—	0.16

Adjusted net income (loss) per share, diluted	$0.57	$0.65	$(4.45)

Impairment of long-lived assets, other purchased intangibles and goodwill

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. SFAS 144 was adopted by the Company on January 1, 2002. In accordance with SFAS 144, when events and circumstances warrant a review, the Company evaluates the carrying value of long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds its fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner except that fair values are reduced by the cost to dispose of such assets.

The Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination

INTERVIDEO, INC.

that it has only one operating segment, the Company has determined that it has only one reporting unit. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss.

Long-term investments

The Company has long-term minority investments in non-public companies that are carried initially at cost. Long-term investments are included in other assets in the consolidated financial statements. The Company monitors these investments for declines in fair value that are considered to be other than temporary and records appropriate reductions in carrying values when necessary. In the third quarter of 2002, as a result of a periodic review of the value of an investment in a private company, management determined that the carrying amount was not recoverable and, accordingly, wrote off its investment in this private company, totaling $200,000.

Revenue recognition

The Company’s revenue is derived from fees paid under software licenses granted primarily to OEMs, distributors and directly to end users. The Company records revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable.

Typically, under the terms of the Company’s license agreements with its OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sell through to end users. Under the terms of the Company’s revenue recognition policy, the Company recognizes revenue based on evidence of products being sold by the Company’s OEM customers to end users. The Company does not typically provide upgrades to the OEM customers. Accordingly, under such agreements the Company does not defer any revenue, as the Company no longer has an obligation once the Company’s OEM customer’s products have been shipped. Under certain other agreements, the Company defers the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant post-contract support (“PCS”) provided to end users. Depending on the specific contractual obligation, the Company recognizes this revenue over a period of one to three years.

Under the terms of the OEM license agreements, the OEM will qualify the Company’s software on their hardware and software configurations. Once the software has been qualified, the OEM will begin to ship products and report sales to the Company, at which point revenue will be recorded. The OEM will have the right to return the software prior to qualification. Once it has been shipped, the OEM does not have a right of return. Therefore, the Company does not maintain a returns reserve related to OEM sales. Under the terms of the Company’s OEM license agreements, the OEM has certain inspection and acceptance rights. These rights lapse once the product has been qualified and the shipment reported to us. Therefore, these acceptance rights do not impact the amounts or timing of revenue recognition.

Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their customers. These OEMs pay fees on a per-unit basis, and the Company records associated revenue when it receives notification of the OEMs’ sales of the licensed software to end users. The terms of the license agreements generally require the OEMs to notify the Company of sales of their products within 30 to 45 days after the end of the month or quarter in which the sales occur. As a result, the Company generally recognizes revenue in the month or quarter following the sale of the product to the OEMs’ customers.

INTERVIDEO, INC.

A small number of OEMs that sell primarily PC components place orders with the Company for a fixed quantity of units at a fixed price. In such cases, qualification of the Company’s product is not required, and these OEMs have no rights to upgrades or returns. The Company generally recognizes revenue upon shipment to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include non-recurring engineering (“NRE”) service fees primarily for porting the Company’s software to the OEMs’ hardware and software configurations. The NRE service fees are recognized upon completion and acceptance of the NRE service. However, some OEM agreements also provide the OEM with rights to free post contract support (“PCS”), including unspecified future software upgrades. PCS is not available to the OEMs’ end users. The Company has not established vendor specific objective evidence of fair value for PCS and accordingly, if a contract includes both PCS and NRE services, the NRE service fees are deferred until software product acceptance and then recognized as revenue over the PCS period.

End-user sales are made directly through the Company’s websites. The Company does not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. The Company recognizes revenue from sales through its websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase the Company’s software from its websites have limited rights of return for products they have purchased, which the Company currently provides for by deferring a percentage of the last 30 days sales. This deferral is based on the historical return percentage.

Certain distributors and retailers, primarily in Japan, have limited rights to return product that was purchased in the previous six-months. These distributors have no rights to product upgrades. The Company generally recognizes revenue, net of contractually obligated return rights, upon shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. The Company generally recognizes revenue upon receipt of evidence that the distributors and retailers have sold the Company’s products through to end users and the return risk has been eliminated.

Certain customer agreements call for the payment by the Company of marketing development funds, co-operative advertising fees, rebates or similar charges. The Company accounts for such fees as a reduction in revenue, unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

Cost of revenue

Cost of revenue is comprised of product costs and amortization of a software license agreement.

Product costs consist primarily of licensed and unlicensed royalties, cost of settlement of intellectual property matters, expenses incurred to manufacture, package and distribute the Company’s software products, the amortization of developed technology and costs associated with end-user PCS. Licensed and unlicensed royalties consist of royalties paid or accrued for payment to third parties for technology incorporated into the Company’s products. In general, the amount of royalties depends on the number of the Company’s product units sold and the royalty rates associated with the third-party technology incorporated into those products. Cost of settlement of intellectual property matters consists of amounts that the Company has agreed to pay to third parties in settlement of alleged infringement of certain patented technology used in the Company’s and its customers’ products, and accruals for royalties related to the Company’s usage of technologies under patent where no agreement exists.

End-user PCS costs include the costs associated with answering end-user customer inquires and providing telephone assistance to end users of the Company’s products. The Company does not defer the recognition of any revenue associated with sales to end users, because no updates are provided and PCS is provided within 90 days

INTERVIDEO, INC.

after the associated revenue is recognized. Certain product costs associated with sales through retailers are deferred until the corresponding revenue has been recognized.

Software development costs

Under SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of software are expensed as incurred until technological feasibility has been established. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general marketability of the products are capitalized. The Company defines establishment of technological feasibility as the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of these costs require considerable judgment by management. Because the period of time between development of a working model and the product’s general release is short, the Company generally views technological feasibility as the point in time that the software is released. Amounts that were capitalizable under SFAS 86 were insignificant, and therefore no costs have been capitalized to date.

Net income (loss) per share

Basic net income /(loss) per common share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income per common share is calculated by dividing the net income for the period by the weighted average common shares outstanding, adjusted for all potential common shares, which include shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2003	2002	2001
Numerator:
Net income (loss)	$7,793	$7,729	$(8,684)

Denominator:
Basic:
Weighted average common shares outstanding	7,358	2,611	2,262
Less: weighted average shares subject to repurchase	(85)	(155)	(377)

Denominator for basic calculation	7,273	2,456	1,885

Net income (loss) per common share – Basic	$1.07	$3.15	$(4.61)

Diluted:
Weighted average common shares outstanding	7,358	2,611	2,262
Less: weighted average shares subject to repurchase	—	—	(377)
Weighted average dilutive effect of convertible preferred stock	3,750	6,837	—
Weighted average dilutive effect of common stock options	2,615	2,497	—

Denominator for diluted calculation	13,723	11,945	1,885

Net income (loss) per common share – Diluted	$0.57	$0.65	$(4.61)

INTERVIDEO, INC.

The Company had losses for the year ended December 31, 2001 and accordingly, has excluded all convertible preferred stock, options to purchase common stock, and shares subject to repurchase from the calculation of diluted net loss per common share as these securities were antidilutive. The following table summarizes potential common shares that are not included in 2001 in the denominator used in the diluted net loss per share calculation (in thousands):

Effect of Potential Common Shares	Year ended December 31, 2001
Common stock subject to repurchase	377
Options to purchase common stock	2,227
Series A convertible preferred stock	2,706
Series B convertible preferred stock	541
Series C convertible preferred stock	1,082
Series D convertible preferred stock	2,268

Total	9,201

In fiscal year 2002 and 2003, the Company had net income, and therefore all potential common shares are included in the denominator used in the diluted net income per share calculation.

Stock-based compensation expenses

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and the disclosure requirements SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123, “Accounting for Stock-Based Compensation.” No stock-based compensation expense is recorded for granted options of which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB 25.

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation to employees.

(in thousands, except per share amounts)	Year ended December 31,
	2003	2002	2001
Net income (loss), as reported	$7,793	$7,729	$(8,684)
Add: Stock-based employee compensation expenses included in reported net income (loss), net of related tax effects	912	2,312	1,724
Deduct: Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(2,570)	(3,382)	(1,930)

Pro forma net income (loss)	$6,135	$6,659	$(8,890)

Net income (loss) per share
Basic – as reported	$1.07	$3.15	$(4.61)

Basic – pro forma	$0.84	$2.71	$(4.72)

Diluted – as reported	$0.57	$0.65	$(4.61)

Diluted – pro forma	$0.45	$0.56	$(4.72)

INTERVIDEO, INC.

Other income, net

Other income (expenses), net consists of the following (in thousands):

	Year ended December 31,
	2003	2002	2001
Interest income	$400	$258	$460
Write-off long term investment	—	(200)	(100)
Other	163	109	178

Other income, net	$563	$167	$538

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

Comprehensive income

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. The Company’s components of other comprehensive income (loss) are foreign currency translation adjustments and unrealized loss on available-for-sale investments. Such amounts are excluded from net income (loss) and are reported in accumulated other comprehensive loss in the accompanying consolidated financial statements.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“ SFAS”) 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on our consolidated financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45

INTERVIDEO, INC.

requires that a liability be recorded in the guarantor’s balance sheet upon issuance or modification of a guarantee after December 31, 2002. In addition, FIN 45 requires disclosure about guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The Company’s software license agreements typically provide for indemnification of customers for intellectual property infringement claims. The Company has received notices of such claims in the past and may receive additional notices of claims in the future. The Company also warrants to customers that its software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties. Additionally, from time to time the Company posts letters of credit to secure specific obligations to third parties and may guarantee specified obligations to third parties. The maximum potential future payments under letters of credit and other guarantees is not considered material as of December 31, 2003. The Company had no liability associated with any of its outstanding letters of credit or guarantees on its balance sheet as of December 31, 2003. The adoption of FIN 45 has not had and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB 104”), which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB 104 also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. The application of the requirements of SAB 104 did not have an impact on the Company’s financial position or results of operations.

Effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force ( EITF ) Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when, and if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The adoption of EITF Issue 00-21 did not have a material impact on the Company’s consolidated financial statements.

Note 3. Balance Sheet Components:

Short-term investments

Short-term investments consist principally of treasury notes, corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income (loss).

INTERVIDEO, INC.

Short-term investments consist of (in thousands):

	As of December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Treasury notes	$19,081	$—	$(38)	$19,043
Corporate bonds	276	—	—	$276
Certificates of deposit	3,549	—	(6)	3,543

Total short-term investments	$22,906	$—	$(44)	$22,862

	As of December 31, 2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Corporate bonds	$3,055	$—	$(16)	$3,039
Certificates of deposit	1,067	—	(2)	1,065

Total short-term investments	$4,122	$—	$(18)	$4,104

The contractual maturities of available-for-sale securities at December 31, 2003 were all less than one year.

Property and equipment, net

Property and Equipment, net, on the balance sheet consists of the following (in thousands):

	As of December 31,
	2003	2002
Equipment	$1,582	$1,231
Furniture and fixtures	280	369
Purchased software	810	730
Leasehold improvements	492	202
Construction in process	703	572
Vehicles	115	80

	3,982	3,184
Less : Accumulated depreciation and amortization	(1,741)	(1,618)

Property and equipment, net	$2,241	$1,566

Depreciation expense for property and equipment was $574,000, $722,000 and $721,000 for the years ended December 31, 2003, 2002 and 2001 respectively.

Other purchased intangible assets, net

Other purchased intangible assets, net, on the balance sheet consist of the following (in thousands):

	As of December 31,
	2003	2002
Purchased development technology	$1,000	$1,000
Less: Accumulated amortization	(717)	(517)

Total other purchased intangible assets	$283	$483

INTERVIDEO, INC.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2003	2002
Payroll and related benefits	$1,102	$1,363
Royalties for signed agreements	7,052	4,292
Unlicensed royalties	—	2,078
Restructuring cost	—	101
Other	1,349	1,805

Total accrued liabilities	$9,503	$9,639

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

In the year ended December 31, 2003, the Company also entered into settlement agreements and paid a total of $1 million, to settle part of the unlicensed royalties where no agreement was previously signed.

In the year ended December 31, 2003, cost of revenue included a $1.1 million credit in connection with reduction of unlicensed royalty accruals for settlement costs no longer deemed probable.

Note 4. Stockholders’ Equity:

Convertible preferred stock

As of December 31, 2002, there were 12,839,000 shares of convertible preferred stock issued and outstanding, with an aggregate liquidation preference of $23.9 million. Pursuant to the Amended and Restated Certificate of Incorporation filed June 17, 2003, each share of convertible preferred stock was convertible, at the option of the holder, into 0.54 shares of common stock. Upon completion of the Company’s IPO in July 2003, all convertible preferred stock were converted into common stock, totaling 6,948,000 shares of common stock.

Common stock

In May 2002, the Company effected a 0.44-for-one reverse stock split of all common stock. In June 2003, the Company effected a 1.23-for-one forward stock split of all common stock. All share and per share information has been retroactively adjusted to reflect the stock splits.

In July 2003, the Company closed the sale of 3,220,000 shares of common stock, including the underwriter’ exercise of an over-allotment option, in an initial public offering at a price of $14.00 per share. The net proceeds were approximately $40.4 million after deducting the underwriting fee and other offering expenses, totaling $4.7 million.

INTERVIDEO, INC.

As of December 31, 2003, the Company had reserved shares of authorized but unissued common stock for the following (in thousands):

As of December 31, 2003
Employee Stock Purchase Plan	208
Stock Options	4,036

Total shares reserved	4,244

1998 Stock Plan

During 1998, the Company established the 1998 Stock Option Plan covering employees, consultants and directors of the Company. Under the terms of the 1998 Stock Option Plan, as amended, incentive and nonstatutory stock options may be granted for up to 5,412,000 shares of the Company’s authorized but unissued common stock. Options issued under the 1998 Stock Option Plan generally have a maximum term of 10 years and vest over schedules determined by the Board of Directors. Options issued under the 1998 Stock Option Plan to stockholders owning 10% of the total combined voting power of all classes of stock shall have a maximum term of five years from the date of grant.

Nonstatutory stock options may be granted to employees, consultants and directors at no less than 85% of the fair market value of the common stock as determined by the Board of Directors at the date of grant. Incentive stock options may be granted only to employees at the fair market value of the common stock at the date of the grant. Stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company must be granted with exercise prices equal to at least 110% of the fair market value of the common stock on the day of grant.

2003 Stock Plan

In connection with the Company’s IPO, the Company has adopted the 2003 Stock Plan. The 2003 Stock Plan was adopted by the board of directors in January 2002 and approved by the stockholders in April 2002, and was amended by the board in January 2003.

The 2003 Stock Plan authorized the grant of a total of 216,000 shares of common stock plus (a) any shares that have been reserved but not issued under the 1998 Stock Option Plan as of the effective date of the IPO and (b) any shares returned to the 1998 Stock Option Plan on or after the effective date of the IPO as a result of termination of options or the repurchase of unvested restricted shares issued under the 1998 Stock Option Plan. In addition, the 2003 Stock Plan provides for annual increases in the number of shares available for issuance under the 2003 Stock Plan on the first day of each fiscal year, beginning with the fiscal year 2004, equal to the lesser of (i) 5% of the Company’s outstanding shares of common stock on the first day of the applicable fiscal year, (ii) 1,082,000 shares or (iii) another amount as the Board of Directors may determine.

The administrator determines the exercise price of options granted under the 2003 Stock Plan, but with respect to nonstatutory stock options intended to qualify as “performance-based compensation” within the meaning of Section 162(m) and all incentive stock options, the exercise price must be at least equal to the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options. The terms of the 2003 Stock Plan allow the administrator to grant options at exercise prices that are below, equal to or above market.

INTERVIDEO, INC.

The following is a summary of stock option activities for all the plans for the three years ended December 31, 2003 (in thousands, except per share amounts):

	Shares Available for Grant	Option Activity	Option Activity Outside of the Plans	Total Outstanding Options	Weighted Average Exercise Price
December 31, 2000	1,193	3,313	70	3,383	$0.98
Authorized	—	—	—	—	—
Options Granted	(547)	547	32	579	$3.50
Options Exercised	—	(354)	(70)	(424)	$2.11
Options Cancelled	634	(634)	—	(634)	$1.80

December 31, 2001	1,280	2,872	32	2,904	$1.14
Authorized	—	—	—	—	—
Options Granted	(611)	611	—	611	$6.61
Options Exercised	—	(216)	—	(216)	$0.41
Options Cancelled	138	(138)	—	(138)	$4.23

December 31, 2002	807	3,129	32	3,161	$2.11
Authorized	216	—	—	—	—
Options Granted	(186)	186	—	186	$13.57
Options Exercised	—	(149)	—	(149)	$0.65
Options Cancelled	122	(122)	—	(122)	$6.86

December 31, 2003	959	3,044	32	3,076	$2.68

The following table summarizes the stock options outstanding and exercisable as of December 31, 2003 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of December 31, 2003	Weighted Average Exercise Price
$ 0.09 – 0.11	1,454	5.26	$0.09	1,454	$0.09
0.46 – 0.51	320	5.88	0.48	318	0.48
3.70 – 7.39	1,068	7.37	4.73	743	4.45
9.24 – 12.20	178	9.08	10.99	35	9.70
16.90 – 16.99	56	9.84	16.93	—	—

$ 0.09 – 16.99	3,076	6.36	$2.68	2,550	$1.54

The weighted average fair value of options granted to employees in the three years ended December 31, 2003 is summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2003	2002	2001
Weighted average fair value of options granted to employees	$10.51	$9.21	$5.04
Black-Scholes model assumptions:
Risk-free interest rate	2.38%–1.77%	4.14%–2.23%	5.43%–4.84%
Expected life of the option	4 years	4 years	4 years
Dividend yield	0%	0%	0%
Volatility	94%–90%	90%	0%

INTERVIDEO, INC.

As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing for IPO in January 2002 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement and up to the IPO in July 2003. Subsequent to the July 2003, the volatility factor is calculated from the fluctuation of Company’s stock price on the market.

The Company also granted options to consultants and other non-employees to purchase 13,000 and 2,000 shares of common stock during the years ended December 31, 2002 and 2001, respectively. No options were granted to consultants or non-employees during the year ended December 31, 2003. Stock options granted to non-employees are accounted for based on the fair value of the stock options granted. The fair value of each option granted was initially estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2002	2001
Risk-free interest rate	5.43%	5.43%–4.84%
Dividend yield	0%	0%
Volatility	90%	70–90%

The expected life used in the Black-Scholes model for grants to non-employees was the contractual term of the equity instrument, typically ten years for stock option grants. The unvested stock options are remeasured at each reporting period end until performance under the service arrangement is completed and the option is vested. Because the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting compensation cost may not be representative of that to be expected in future periods. The compensation expense related to these options was $157,000 and $130,000 for the years ended December 31, 2002 and 2001 respectively, and is included in operating expenses in the accompanying statements of operations.

As of December 31, 2002 and 2003, no unvested options to consultants and other non-employees were outstanding.

2003 Employee Stock Purchase Plan

The Company has established the 2003 Employee Stock Purchase Plan after the IPO. The 2003 Employee Stock Purchase Plan was adopted by the board of directors in January 2002 and the stockholders in April 2002, and was amended by the board in January 2003.

A total of 216,000 shares of common stock were made available for sale under the 2003 Employee Stock Purchase Plan. In addition, the plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with the fiscal year 2004, equal to the lesser of (i) 1.5% of the outstanding shares of our common stock on the first day of the applicable fiscal year, (ii) 216,000 shares or (iii) another amount as the Board of Directors may determine.

The Company’s employees and employees of designated subsidiaries are eligible to participate in the 2003 Employee Stock Purchase Plan if they are customarily employed for at least 20 hours per week and more than five months in any calendar year. The plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, bonuses and commissions, but excludes all other compensation.

INTERVIDEO, INC.

In July 2003, the Company commenced its 2003 Employee Stock Purchase Plan, which has an overlapping 24-month offering period, and includes four 6-month purchase periods. Purchases are to be made twice a year, in the months of May and November. A participant may purchase a maximum of 5,000 shares during a six-month purchase period. The plan permits participants to purchase common stock at 85% of the lower of the fair market value of common stock at the beginning of an offering period, or at the end of purchase period, through payroll deduction of up to 15% of their eligible compensation. If the fair market value of common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be refunded their payroll deduction to date. The weighted average fair value of each purchase option granted for the year ended December 31, 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year ended December 31, 2003
Weighted average fair value of purchase options granted to employees	$10.97

Black-Scholes model assumptions:
Risk-free interest rate	2.20%
Expected life	1.1 year
Dividend yield	0%
Volatility	90%

Deferred stock-based compensation

In connection with the grant of certain stock options to employees for the years ended December 31, 2003, 2002 and 2001, the Company recorded deferred stock-based compensation within stockholders’ equity of ($171,000), $2.3 million and $1.6 million, respectively, representing the difference between the deemed fair market value of the common stock and the option exercise price of those options at the date of grant, net of adjustments for cancelled options. Such amount is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options using an accelerated method of amortization under FASB Interpretation No. 28.

Notes receivable from stockholders

In March 2001, the Company granted a senior executive an option to purchase 162,000 shares of common stock. This option was early exercised with a promissory note at the time of grant, and the Company recorded a note receivable and a reduction in stockholder’s equity. The note bears interest at 5.07% per annum and is due on the earlier of March 22, 2006 or the first anniversary of the termination of services. The note is secured by the underlying stock and is with full recourse. The Company records interest income as interest accrues on the promissory note. All interest is due upon maturity of the note. The shares issued are subject to a repurchase right at the option of the Company. The repurchase right lapses over a four-year period in accordance with the vesting terms of the original option. As of December 31, 2003 and 2002, 72,000 and 91,000 shares respectively, were still subject to repurchase by the Company.

In June 2001, the Company granted to each of two directors of the Company options to purchase 27,000 shares of common stock. These options were early exercised with promissory notes in December 2001. The notes bear interest at 5.07% per annum and become payable in full upon the earlier of December 11, 2006 or the first anniversary of the termination of services with the Company. The notes are secured by the underlying stock and are full recourse. The Company records interest income as interest accrues on the promissory notes. The shares issued are subject to a repurchase right at the option of the Company. The repurchase right lapses in accordance

INTERVIDEO, INC.

with the vesting terms of the original options. As of December 31, 2003 and 2002, 14,000 and 17,000 shares respectively, were still subject to repurchase by the Company.

Note 5. Income Tax

The significant components of income tax expense for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$1,535	$386	$—
State	268	1	—
Foreign	2,476	2,661	924

	4,279	3,048	924
Deferred:
Federal	(1,155)	(4,527)	—
State	465	(930)	—
Foreign	(81)	—	—

	(771)	(5,457)	—
Charge in lieu of income tax:
Federal	549	—	—
State	139	—	—

	688	—	—

Total	$4,196	$(2,409)	$924

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income (loss) before taxes as follows:

	Year ended December 31,
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	4.7	10.3	—
Foreign tax rates	18.6	50.0	(12.1)
Non-deductible expenses	3.0	26.6	(13.1)
Net operating losses not benefited	—	—	(20.9)
Change in beginning of year valuation allowance	(4.0)	(106.6)	—
Foreign tax credits	(19.3)	(48.7)	—
Research and experimentation credits	(1.8)	(10.4)	—
Other	(1.2)	(1.5)	—

Effective tax rate	35.0%	(45.3)%	(12.1)%

INTERVIDEO, INC.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2003	2002
Deferred income tax assets:
State net operating loss carryforwards	$233	$276
Start-up costs capitalized for tax	3	43
Research and development credit	86	1,038
Depreciation and amortization	88	201
Other temporary differences	2,759	2,690
Foreign tax credit and other tax credit carryforwards	4,117	3,010

	7,286	7,258
Valuation allowance	(870)	(1,690)

Total deferred income tax assets	6,416	5,568
Deferred income tax liability – property, plant and equipment	(188)	(111)

Net deferred tax asset	$6,228	$5,457

As of December 31, 2003, state net operating loss carryforward was $2.6 million. State net operating loss carryforwards expire through 2013. As of December 31, 2003, the Company has federal research and development tax credit carryforwards of $86,000. The federal tax credit carryforwards expire on various dates through 2023. The Company also has foreign tax credit carryforwards at December 31, 2003 of $4.1 million that expire through 2008.

SFAS 109, “Accounting for Income Taxes” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environment in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods and existing contracts that will result in future profits. The Internal Revenue Code contains provisions that may limit the net operating losses and tax credit carryforwards that may be utilized in any given year based on the occurrence of certain events, including a significant change in ownership interest.

Until the third quarter of 2002, the Company had determined that it was more likely than not that all of the deferred tax asset would not be realized. Accordingly, a full valuation allowance was recorded against the net deferred tax asset. In the third quarter of 2002, management reviewed the available evidence that included estimates of net income in 2002, the expected full utilization of federal net operating loss carryforwards in 2002, the short-term nature of temporary timing differences and expectations of future performance from existing contracts. Based on management’s assessment of these positive factors, notwithstanding the losses in previous fiscal years, management determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Based on this determination, approximately $7.4 million of valuation allowance brought forward from earlier years was reversed and recorded as a benefit for income taxes in the third quarter of 2002. The effect of this reduction in the valuation allowance, offset by the provision for income taxes for the year ended December 31, 2002, resulted in a net benefit for income taxes of $2.4 million for the year ended December 31, 2002. For the year ended December 31, 2003, the valuation allowance decreased by approximately $820,000, mainly due to the realization of deferred tax assets created from deferred compensation that were previously offset by valuation allowance.

Note 6. Segment and Geographic Information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in

INTERVIDEO, INC.

deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer of the Company.

The Company has one operating segment: multimedia software. The Company sells its products primarily through OEMs and to end users through the Company’s websites and through retail channels. Sales of licenses to this software occur in three geographic locations, namely the United States, Europe and Asia. International revenues are based on the country in which the end user is located.

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Year ended December 31,
	2003	2002	2001
Revenues by Sales Channel:
OEMs	$48,145	$38,798	$31,019
Web sales and retail	8,933	6,696	2,744

Total revenue	$57,078	$45,494	$33,763

Revenues by Geographic Region:
United States	$31,816	$22,693	$18,598
Europe	3,489	3,194	3,823
Asia:
Japan	14,358	14,377	8,579
Other Asia	7,415	5,230	2,763

Total revenue	$57,078	$45,494	$33,763

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	As of December 31,
	2003	2002
Tangible long-lived assets:
United States	$1,691	$1,470
Europe	—	—
Asia:
Japan	147	120
China	481	110
Taiwan	351	221

Total tangible long-lived assets	$2,670	$1,921

INTERVIDEO, INC.

Note 7. Commitments and Contingencies:

Lease commitments

As of December 31, 2003, future minimum commitments under operating leases are as follows (in thousands):

In the year ending December 31,
2004	$448
2005	504
2006	457
2007	390
2008	344
Thereafter	723

$2,866

Rent expense was $924,000, $802,000 and $841,000 for the years ended December 31, 2003, 2002 and 2001.

Contingencies

In the normal course of business, the Company is involved in various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters, or if not, what the impact might be.

Note 8. Acquisition of AVPD:

In June 2000, the Company completed the acquisition of AVPD, a developer of audio and video software products, which was founded in 1998. The results of operations of AVPD are included in the consolidated statements of operations of the Company from the date of acquisition.

The purchase cost of the acquisition was $3.2 million, including legal, valuation and accounting fees of $200,000 and was accounted for as a purchase. The Company paid $2.2 million in cash during 2000 and issued 25,000 shares of Series D redeemable preferred stock. In accordance with the purchase agreement, if the Company did not complete an initial public offering of its common stock by December 31, 2000, the seller had the right to sell the 25,000 shares of Series D convertible preferred stock back to the Company. Accordingly, in January 2001 and at the seller’s request, the Company repurchased the shares for $1,000,000. This return was treated as a redemption of shares in the accompanying consolidated balance sheet.

Note 9. Impairment of Promotional Agreement

In March 2001, the Company entered into a promotional agreement with an online music provider for exclusive marketing and promotion space. In accordance with the agreement, the Company was required to pay $1.1 million over 12 months and provide a $600,000 standby letter of credit. During the period from March 2001 to August 2001, the Company recognized $550,000 for promotional costs under the agreement, which have been recorded in sales and marketing expense. Based on the results of the promotion, the Company determined that there was minimal future promotional benefit to be derived from this agreement, even though the payments had been made or were still due. The Company therefore recorded in the third quarter of 2001 the remaining $550,000 of promotional expense separately as an impairment of a promotional agreement. In March 2002, this promotion agreement was completed and the $600,000 standby letter of credit was released.

INTERVIDEO, INC.

Note 10. Restructuring costs

During the second quarter of 2001, the Company approved a restructuring plan to reduce its workforce and consolidate offices to align its cost structure with the Company’s projected revenue growth and economic and industry conditions at the time. A one-time charge of $850,000 related to this plan was recorded in operating expenses in the second quarter of 2001. This charge included $257,000 related to employee terminations and $593,000 related to office closures. In 2002, the Company entered into a sub-lease for certain office space that was vacated as part of the restructuring. The Company reduced its restructuring accrual in the third quarter of 2002 by $20,000, being the full amount expected to be received under the sub-lease.

This restructuring in 2001 eliminated approximately 25% of the Company’s worldwide employee workforce at that time, including employees in research and development, sales and marketing and general and administrative.

A rollforward of the accrued restructuring expenses for the years ended December 31, 2003, 2002 and 2001 is as follow (in thousands):

	Office Closures	Severance	Total
Balance as of January 31, 2001	$—	$—	$—
Restructuring charge	593	257	850
Payments in 2001	(288)	(255)	(543)

Balance as of December 31, 2001	305	2	307
Payments in 2002, net	(184)	(2)	(186)
Adjustment for sub-lease	(20)	—	(20)

Balance as of December 31, 2002	101	—	101
Payments in 2003, net	(101)	—	(101)

Balance as of December 31, 2003	$—	$—	$—

INTERVIDEO, INC.

ITEM 8: SUPPLEMENTARY DATA

Quarterly Results (unaudited)

(in thousands, except per share data)

	Three months ended
	Dec 31, 2003	Sep 30, 2003	Jun 30, 2003	Mar 31, 2003	Dec 31, 2002	Sep 30, 2002	Jun 30, 2002	Mar 31, 2002
Revenue	$16,248	$14,358	$13,099	$13,373	$11,349	$11,176	$11,802	$11,167
Cost of revenue	7,589	5,427	5,398	5,435	4,752	3,981	4,177	3,969

Gross profit	8,659	8,931	7,701	7,938	6,597	7,195	7,625	7,198

Operating expenses:
Research and development	2,098	1,907	1,907	1,714	1,556	1,702	1,905	2,022
Sales and marketing	2,283	2,230	2,120	2,275	2,453	2,045	1,922	1,759
General and administrative	1,485	1,018	901	953	984	943	1,098	896
Stock-based compensation	173	189	217	333	274	461	813	921
Cost of delayed IPO	—	—	—	—	—	1,728	—	—
Restructuring costs	—	—	—	—	—	—	(20)	—

Total operating expenses	6,039	5,344	5,145	5,275	5,267	6,879	5,718	5,598

Income from operations	2,620	3,587	2,556	2,663	1,330	316	1,907	1,600
Other income (expenses), net	248	152	75	88	171	(65)	(15)	76

Income before provision (benefit) for income taxes	2,868	3,739	2,631	2,751	1,501	251	1,892	1,676
Provision (benefit) for income taxes	611	1,385	1,057	1,143	251	(4,319)	1,063	596

Net income	$2,257	$2,354	$1,574	$1,608	$1,250	$4,570	$829	$1,080

Net income per share
Basic	$0.18	$0.21	$0.61	$0.63	$0.49	$1.82	$0.33	$0.47
Diluted	$0.15	$0.16	$0.13	$0.13	$0.10	$0.38	$0.07	$0.09

Market price per share*

	Three months ended
	Dec 31, 2003	Sept 30, 2003
High	$22.03	$28.04
Low	$9.70	$14.00	**
Close	$11.75	$21.45

*	Market stock per share as reported on NASDAQ market from the date of our IPO on July 17, 2003.
**	IPO Issuance price

INTERVIDEO, INC.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In May 2002, with the approval of our board of directors (including the audit committee of the board), we terminated Arthur Andersen LLP as our outside accounting firm and engaged KPMG LLP as our principal accountants. Arthur Andersen’s reports on our 1999, 2000 and 2001 consolidated financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during 2000 and 2001 and the interim period of 2002 prior to this change, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. We furnished Arthur Andersen with a copy of the above statements and requested that Arthur Andersen furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements in accordance with Item 304(a)(3) of Regulation S-K. Representatives of Arthur Andersen have informed us, however, that Arthur Andersen is no longer in the business of providing auditing services and is not in a position to furnish the requested letter. We did not consult KPMG LLP on any financial or accounting reporting matters in the period before their appointment.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, together with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of December 31, 2003. In light of certain fourth quarter changes to our internal controls over financial reporting, and subject to the limitations described below, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In connection with the completion of its audit of our financial statements for the year ended December 31, 2003, our independent auditors, KPMG LLP (“KPMG”) advised management and the Audit Committee of the Board of Directors that it had identified a deficiency in internal controls that rose to the level of a reportable condition under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to our internal controls over revenue recognition due to (i) our lack of a formally documented revenue recognition policy, (ii) our failure, on certain occasions, to ensure that all contracts are appropriately executed, (iii) the absence of documentation supporting the Company’s revenue recognition for non-standard revenue agreements and (iv) our failure, on certain occasions, to document credit checks on new customers.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Because of inherent limitations on any systems of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within a company can be detected.

Changes in internal control over financial reporting

During the fourth quarter, we established a Licensing Committee composed of key members of the management team from the sales, finance, legal and operations departments. The Licensing Committee is responsible for reviewing all contractual terms and conditions. The committee also reviews any non-standard

INTERVIDEO, INC.

terms and conditions and determines if a credit check must be performed. Only after the Licensing Committee has approved the applicable specific terms can an agreement then be signed. In addition, we implemented a new and more fully integrated enterprise resource planning system designed to allow us to more efficiently handle the financial reporting and disclosure obligations of a public company.

There were no other changes in our internal control over financial reporting occurred during the fourth quarter of fiscal year 2003 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

INTERVIDEO, INC.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

Set forth below is information concerning our directors and executive officers as of December 31, 2003.

Name	Age	Position(s)
Steve Ro	46	President, Chief Executive Officer and Director
Randall Bambrough	48	Chief Financial Officer
Honda Shing	42	Chief Technology Officer
Chinn Chin	43	Vice President of Engineering
Raul Diaz	41	Vice President of Sales
Mike Ling	48	Vice President of Marketing
George Haber (2)	50	Director
Joseph Liu (1) (2)	52	Director
Henry Shaw (1) (2)	49	Director
Joseph Zaelit (2)	58	Director

(1)	Member of our compensation committee.
(2)	Member of our audit committee.

Steve (Sencuo) Ro has served on our board of directors since July 1998 and has served as our President and Chief Executive Officer since April 1999. From April 1998 to November 2000, Mr. Ro served as Chairman and Chief Executive Officer of Rosun Technologies, Inc., a manufacturer of ADSL chipsets, and served as a director of Rosun Technologies until March 2001. Rosun Technologies filed for bankruptcy in November 2001. Mr. Ro was the co-founder of LuxSonor Semiconductors (which was acquired by Cirrus Logic, Inc.), a company that designs VCD and DVD semiconductors for the PC and consumer markets. Mr. Ro served as Vice President of Marketing and Sales at LuxSonor from August 1995 to April 1998. Prior to LuxSonor, Mr. Ro served as the Director of Sales and Marketing at NexGen Microsystems, Inc. (which went public in 1995 and was later acquired by Advanced Micro Devices, Inc.), a manufacturer of CPU chipsets, from January 1988 to August 1995. Mr. Ro earned an MBA from National University in San Jose, California and an MS in computer science from California State University at Chico.

Randall Bambrough joined us in March 2001 as Chief Financial Officer. Prior to joining us, Mr. Bambrough was Vice President of Finance at Optibase Ltd., a provider of digital media transmission devices, from December 2000 to March 2001. Prior to that, Mr. Bambrough was Chief Financial Officer of View Graphics, Incorporated (which was acquired by Optibase) from June 2000 to December 2000. From January 1999 to June 2000, Mr. Bambrough was Chief Financial Officer at Decide.com, a company that sold consumer telecommunications products. Mr. Bambrough served as Chief Financial Officer and Secretary from August 1995 to January 1999 and in various senior financial management roles from June 1992 to July 1995 at Castelle, a manufacturer of specialized network devices. Mr. Bambrough earned a BS in business management from Brigham Young University, another BS in accounting from Weber State University and an MBA from Utah State University.

Honda Shing joined us in July 1998 as our Chief Technology Officer. From December 1995 to April 1998, Dr. Shing worked as an independent consultant developing tools for the rapid development of application software systems. From May 1992 to November 1995, Dr. Shing served as Senior Software Engineer at Unisys Corporation, a company that develops and markets computer hardware, software and services. Dr. Shing earned a PhD in computer science from Michigan State University.

INTERVIDEO, INC.

Chinn Chin has served as our Vice President of Engineering since July 1998. Mr. Chin was the Director of Software Engineering for LuxSonor Semiconductors from July 1996 to July 1998, where he was in charge of firmware, chip verification and driver and application development. Mr. Chin earned a BS in computer engineering from National Chiao Tung University and an MS in computer science from California State University at Chico.

Raul Diaz has served as our Vice President of Sales since March 2002. He served as our Vice President of Marketing from June 2001 to March 2002 and Vice President of Business Development from September 1999 to June 2001. Mr. Diaz was the Senior Director of the Advanced Technology Lab Group, responsible for research and development relating to multimedia products, at STMicroelectronics, a semiconductor company, from July 1998 to September 1999. From June 1996 to June 1998, Mr. Diaz was the Director of Marketing at LuxSonor Semiconductors. From October 1988 to June 1996, Mr. Diaz served in many capacities at STMicroelectronics, most recently as the Director of Strategic Programs, where he was responsible for research and development relating to DVD products. Mr. Diaz earned a BS in electrical engineering from Yale University.

Mike Ling has served as our Vice President of Marketing since March 2002. Prior to joining us, Mr. Ling served as General Manager and Vice President of Business Development at Cyberlink Corporation, a software company, from January 1999 to March 2002. From October 1997 to January 1999, Mr. Ling served as Regional Director of Marketing for Asia Pacific at Intel Corporation. Mr. Ling earned a BS in computer science from National Chiao Tung University and an MS in computer science from California Polytech State University.

George Haber has served on our board of directors since June 2001. Mr. Haber is the chairman of Mobilygen, a company that specializes in digital hardware and software development for the wireless communications and digital TV markets. In August 1997, Mr. Haber founded GigaPixel, a provider of 3-D graphics technology, and served as its President and Chief Executive Officer from August 1997 to September 2000. GigaPixel was subsequently acquired by 3Dfx. In 1993, Mr. Haber co-founded CompCore Multimedia, a provider of technology for multimedia compression, and served as its President and Chief Executive Officer from 1993 to 1996. CompCore Multimedia was subsequently merged with Zoran Corporation. From 1992 to 1993, he managed the SGI-Toshiba project which culminated in the 3-D engine for SGI’s INDY-2 professional workstation. From 1989 to 1992, Mr. Haber was with Sun Microsystems as a project manager responsible for the design and integration of the floating-point unit in the UltraSPARC chip. Mr. Haber serves on the board of directors of Mobilygen. Mr. Haber received a BSEE from Technion Israel Institute of Technology.

Joseph Liu has served on our board of directors since June 2001. Mr. Liu is one of the founders of Oplink Communications, Inc., a company that manufactures fiber optic networking components and integrated optical modules, and served as its Chief Executive Officer from September 1999 to November 2001 and from October 2002 to the present. Mr. Liu also served as Chairman of the Board of Oplink Communications from 1995 to May 2000 and from November 2001 to August 2002. From 1994 to August 1999, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. In addition to serving on the boards of directors of Oplink Communications and Syscan, Inc., Mr. Liu also serves as a director for several privately-held companies involved in semiconductor integrated circuit design and manufacturing. Mr. Liu received a BS from Chinese Cultural University in Taiwan and an MS from California State University, Chico.

Henry Shaw has served on our board of directors since September 2000. Since August 1996, Mr. Shaw has served as the Executive Managing Director of AsiaVest Partners, TCW/YFY (Taiwan), Ltd., which specializes in venture capital investment, where Mr. Shaw is responsible for assessing potential investments. Mr. Shaw was Vice President of Tanspac Capital Pte. Ltd., which specializes in regional equity investment, from 1993 to 1996 and the Chief Financial Officer of Mosel-Vitelic, Inc., a publicly-listed semiconductor memory company in

INTERVIDEO, INC.

Taiwan, from 1984 to 1993. Mr. Shaw serves on the board of directors of a number of companies in Taiwan, including ABIT Computer Corporation, Ali Corporation, Amtran Technology Co., Ltd, Prolink Microsystems Corporation, Semiconductor Manufacturing International Corporation (SMIC), Sysware Corporation, Taiwan Memory Technology Inc., TM Technology, Inc., UltraTera Corporation, Ltd., United Test and Assembly Center Limited, and World Peace Industrial Co. Mr. Shaw received an MBA from National Cheng-Chi University in Taiwan in 1978.

Joseph Zaelit has served on our board of directors since November 2003. Mr. Zaelit also serves on the Board of GRIC Communications, Inc. a company that provides secure managed broadband and remote access solutions to enterprises and service providers. From July 2002 to February 2003, Mr. Zaelit served as Executive Vice President and Chief Financial Officer of Celestry Design Technologies, Inc., a company involved in the development and sale of design automation products. Prior to that, from January 1999 to November of 2001, Mr. Zaelit served as Senior Vice President Finance & Administration and Chief Financial Officer of GRIC Communications, Inc. and from 1994 to 1998, Mr. Zaelit served as Senior Vice President and Chief Financial Officer of VeriFone, Inc., a manufacturer of electronic payment equipment. Mr. Zaelit received a B.S. in Accounting from the University of Utah in 1968, and received an MBA from the University of Utah in 1969 and is a Certified Public Accountant licensed in the State of California.

There are no family relationships among any of the executive officers.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Officers and Directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge and based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons that no other forms were required during the fiscal year ended December 31, 2003, its officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive and senior financial officers. A copy of such code of ethics is available upon written request to the Company’s principal executive offices, attention Randall Bambrough.

Certain other information required by this item concerning the Company’s directors, the audit committee, the audit committee financial expert and procedures by which security holders may recommend nominees is incorporated by reference from the section captioned “Proposal 1: Election of Directors” contained in our Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year (“Definitive Proxy Statement”).

ITEM 11:	EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Officer Compensation” of our Definitive Proxy Statement.

INTERVIDEO, INC.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2003 (in actual amounts):

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	3,076,012	$2.68	1,167,819	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

(1)	Includes 207,904 shares that are reserved for issuance under the 2003 Employee Stock Purchase Plan.

Other information required by this item regarding security ownership of certain holders and related stockholder matters is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management,” and “Change-in-Control Agreements” in our Definitive Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item respect to certain relationships and related party transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our Definitive Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item regarding accounting fees and services and audit committee pre-approval policies is incorporated herein by reference from the sections entitled “Accountant Fees” and “Audit Committee Pre-approval Policies and Procedures” in our Definitive Proxy Statement.

INTERVIDEO, INC.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of InterVideo, Inc. and its subsidiaries are filed as part of this Form 10-K:

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of InterVideo, Inc. and its subsidiaries for each of the years ended December 31, 2003, 2002 and 2001 are filed as part of this Form 10-K:

Form 10-K Page No.
Financial Statement Schedules	None

Schedules not listed above have been omitted because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

INTERVIDEO, INC.

By:	/s/ Steve Ro
Steve Ro
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Ro Steve Ro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ Randall Bambrough Randall Bambrough	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/ Joseph Liu Joseph Liu	Director	March 29, 2004

/s/ George Haber George Haber	Director	March 28, 2004

/s/ Joseph Zaelit Joseph Zaelit	Director	March 27, 2004

/s/ Henry Shaw Henry Shaw	Director	March 29, 2004

INTERVIDEO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1[1]	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2[1]	Bylaws, as currently in effect.

10.1[1]	Registrant’s 1998 Stock Option Plan and form of option agreement.

10.2[1]	Registrant’s 2003 Stock Plan and form of option agreement.

10.3[1]	Registrant’s 2003 Employee Stock Purchase Plan and form of subscription agreement.

10.4[1]	Form of Directors and Officers’ Indemnification Agreement with Steve Ro, Randall Bambrough, Honda Shing, Chinn Chin, Raul Diaz, Mike Ling, George Haber, Joseph Liu, Henry Shaw and Joseph Zaelit.

10.5[1]	Investor Rights Agreement dated July 2, 1999, as amended, by and among the registrant and the parties who are signatories thereto.

10.61+	Digital Audio System License Agreement between the Registrant and Dolby Laboratories Licensing Corporation dated March 4, 1999.

10.71+	CSS License Agreement between the registrant and DVD Copy Control Association dated December 22, 2000.

10.8[1]	Lease Agreement between the registrant and CarrAmerica Realty Corporation dated October 6, 2003.

10.9[1]	Employment offer letter with Randall Bambrough.

10.10[1]	Form of Nonstatutory Stock Option Agreement for grants to Joseph Liu and George Haber.

10.11[1]	Nonstatutory Stock Option Agreement for Henry Shaw.

10.12[1]	Form of Promissory Notes issued by George Haber, Joseph Liu and Randall Bambrough.

10.13[1]	Common Stock Purchase Agreement with Honda Shing dated May 15, 1998.

10.14[1]	Software License Agreement between the registrant and Dell Products, L.P. dated August 4, 1999, as amended.

10.15[1]+	Settlement Agreement and Release between the registrant and Dell Products, L.P. dated April 26, 2002.

10.16[1]	Form of Change of Control Agreement with Steve Ro, Chinn Chin and Raul Diaz.

10.17[1]+	Software License Agreement between the registrant and Hewlett-Packard Company, dated February 25, 2000, as amended.

21.1[1]	Subsidiaries of the registrant.

23.1	Consent of Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

INTERVIDEO, INC.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-102851) as declared effective by the Securities and Exchange Commission on July 16, 2003.
(+)	Confidential Treatment granted for certain portions of this Agreement

(b) Reports on Form 8-K.

On November 5, 2003, InterVideo, Inc. filed a Current Report on Form 8-K, reporting its earnings results for the three- and nine-month periods ended September 30, 2003.