Form 10-Q
period 2004-03-31
INTERVIDEO INC
filed 2004-05-17
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              To

Commission File Number:     000-49809

INTERVIDEO, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3300070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

46430 Fremont Blvd., Fremont, CA 94538

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

On May 3, 2004, the Registrant had 13,487,514 shares of common stock outstanding, par value per share $0.001.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$18,738	$46,875
Short-term investments	52,260	22,862
Accounts receivable, net of allowance for doubtful accounts of $184 and $254, respectively	9,518	5,515
Deferred tax assets	1,677	1,543
Prepaid expenses and other current assets	2,247	2,468

Total current assets	84,440	79,263

Property and equipment, net	2,440	2,241
Goodwill	1,018	1,018
Other purchased intangible assets	233	283
Deferred tax assets	4,685	4,685
Other assets	438	429

Total assets	$93,254	$87,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$950	$1,039
Accrued liabilities	10,796	9,503
Income taxes payable	2,003	1,539
Deferred revenue	3,665	3,422

Total current liabilities	17,414	15,503

Stockholders’ equity:

Common stock, $0.001 par value: 150,000 shares authorized; 13,463 and 12,970 shares issued and outstanding, respectively	13	13
Additional paid-in capital	76,874	76,283
Notes receivable from stockholders	(915)	(905)
Deferred stock-based compensation	(353)	(531)
Accumulated other comprehensive loss	(61)	(123)
Retained earnings (accumulated deficit)	282	(2,321)

Total stockholders’ equity	75,840	72,416

Total liabilities and stockholders’ equity	$93,254	$87,919

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2004	2003
Revenue	$18,821	$13,373
Cost of revenue	7,935	5,435

Gross profit	10,886	7,938

Operating expenses:
Research and development	2,288	1,714
Sales and marketing	2,759	2,275
General and administrative	1,704	953
Stock-based compensation (1)	75	333

Total operating expenses	6,826	5,275

Income from operations	4,060	2,663

Other income, net	173	88

Income before income taxes	4,233	2,751
Provision for income taxes	1,630	1,143

Net income	$2,603	$1,608

Net income per share:
Basic	$0.20	$0.63

Diluted	$0.17	$0.13

Number of shares used in net income per share calculation:
Basic	13,217	2,541

Diluted	15,354	12,112

(1) Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Three months ended March 31,
	2004	2003
Research and development	$41	$111
Sales and marketing	(13)	115
General and administrative	47	107

Total stock-based compensation expenses	$75	$333

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,603	$1,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266	227
Deferred taxes	(133)	(6)
Stock-based compensation	75	333
Provision for doubtful accounts	(70)	(48)
Loss from disposal of property and equipment	—	2
Interest income on notes receivable from stockholders	(10)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(3,929)	(654)
Prepaid expenses and other current assets	225	(952)
Other assets	(8)	(12)
Accounts payable	(95)	279
Deferred revenue	241	412
Accrued liabilities and income taxes payable	1,749	1,083

Net cash provided by operating activities	914	2,262

Cash flows from investing activities:
Purchases of property and equipment	(407)	(106)
Purchases of short-term investments	(44,352)	(1,402)
Proceeds from maturities of short-term investments	14,985	637

Net cash used in investing activities	(29,774)	(871)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	695	2

Net cash provided by financing activities	695	2

Effect of change in exchange rates on cash and cash equivalents	28	(12)

Net increase (decrease) in cash and cash equivalents	(28,137)	1,381

Cash and cash equivalents, beginning of period	46,875	17,137

Cash and cash equivalents, end of period	$18,738	$18,518

Supplementary disclosures of non-cash investing and financing activities:
Deferred stock-based compensation, net of cancellation adjustments	$(103)	$1
Unrealized gain on available-for-sale investments	(32)	(12)

Supplementary disclosure:
Income tax payments, net of refunds	$600	$650

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

Note 2. Summary of Significant Accounting Policies:

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of InterVideo, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of this interim information have been included.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003, and notes thereto, included in InterVideo’s 2003 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made in the prior period’s financial statements to conform to the current presentation. Such reclassification had no impact on previously reported net income or stockholders’ equity.

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

INTERVIDEO, INC.

Foreign currency translation

The functional currency of the Company’s subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate at the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The effects of these translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange gains or losses arising from transactions denominated in a currency other than the functional currency of an entity are included in other income, net and have not been significant to the Company’s operating results in any periods presented.

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

Short-term investments

Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation or amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of between three and seven years. Leasehold improvements are amortized over the lesser of the lease terms or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the condensed consolidated statements of income.

Intangible assets and goodwill

Other purchased intangible assets are recorded at cost less accumulated amortization. Amortization is computed on intangible assets with definite useful lives using straight-line method over five years.

Goodwill is not amortized but is tested for impairment, at least annually.

Impairment of long-lived assets, other purchased intangibles and goodwill

The Company evaluates the carrying value of long-lived assets to be held and used, periodically and when events and circumstances warrant a review. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds its fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner except that fair values are reduced by the cost to dispose of such assets.

INTERVIDEO, INC.

The Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one operating segment, the Company has determined that it has only one reporting unit. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss.

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

Under the terms of the Company’s license agreements with the OEMs, the OEMs are entitled only to unspecified upgrades on a when and if available basis, prior to sell through to end users. Under the terms of the Company’s revenue recognition policy, the Company recognizes revenue based on evidence of products being sold by the OEMs. The Company does not typically have any obligation to provide upgrades to the OEMs’ customers. Accordingly, the Company does not defer any revenue as the Company no longer has any obligations once an OEM’s products have been shipped to an end customer. Under certain other agreements, the Company defers the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant post-contract support (“PCS”) provided to end users. Depending on the specific contractual obligation, the Company recognizes this revenue over a period of one to three years.

Under the terms of the OEM license agreements, each OEM will qualify the Company’s software on their hardware and software configurations. Once the software has been qualified, the OEM will begin to ship products and report sales to the Company, at which point revenue will be recorded. The OEM will have the right to return the software prior to qualification. Once it has been shipped, the OEM does not have a right of return. Therefore, the Company does not maintain a returns reserve related to OEM sales. Under the terms of the Company’s OEM license agreements, the OEM has certain inspection and acceptance rights. These rights lapse once the product has been qualified and the shipment reported to us. Therefore, these acceptance rights do not impact the amounts or timing of revenue recognition.

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

A small number of OEMs that sell PC components place orders with the Company for a fixed quantity of units at a fixed price. In such cases, qualification of the Company’s product is not required, and these OEMs have no rights to upgrades or returns. The Company generally recognizes revenue upon shipment to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting the Company’s software to the OEMs’ hardware and software configurations. The prepaid license fees are typically recognized based on either a straight-line amortization over the prepayment period or based on actual shipments, whichever is greater. The NRE service fees are recognized using the percentage-of-completion method. However, some OEM agreements also provide the OEM with rights to free post contract support (“PCS”), including unspecified future software upgrades. PCS is typically not available to the OEMs’ end users. The Company has established vendor specific objective evidence (“VSOE”) of fair value for PCS

INTERVIDEO, INC.

for end customer support on a limited number of products sold to OEMs in Japan. On these arrangements, the Company uses the residual method to account for the allocation between the license revenue. The allocated license revenue is recognized in full upon delivery where the only undelivered element of the agreement is PCS, and the allocated PCS is recognized over the period of the PCS obligation. In all other agreements where we have sold PCS in which we have not been able to establish a VSOE of fair value for PCS or where there are additional undelivered elements such as NRE fees, the Company defers all of the revenue until the NRE services are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS the Company will recognize the entire agreement over the PCS period.

End-user sales are made directly through the Company’s websites. The Company does not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. The Company recognizes revenue from sales through its websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase our software from our websites have limited rights of return for products they have purchased in the previous 14 days, which we currently reserve for using a 30-day sales return reserve based upon historical return percentages.

Certain distributors and retailers, primarily in Japan, have limited rights to return product that was purchased in the previous six-months. These distributors have no rights to product upgrades. The Company generally recognizes revenue, net of contractually obligated return rights, upon shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. The Company generally recognizes revenue upon receipt of evidence that the distributors and retailers have sold the Company’s products through to end users.

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

Cost of revenue

Cost of revenue consists primarily of licensed royalties, cost of settlement of intellectual property matters, expenses incurred to manufacture, package and distribute the Company’s software products, the amortization of developed technology and costs associated with end-user PCS. Licensed royalties consist of royalties paid or accrued for payment to third parties for technology incorporated into the Company’s products. In general, the amount of royalties depends on the number of the Company’s product units sold and the royalty rates associated with the third-party technology incorporated into those products. Cost of settlement of intellectual property matters consists of amounts that the Company has agreed to pay to third parties in settlement of alleged infringement of certain patented technology used in the Company’s and its customers’ products, and accruals for royalties related to the Company’s usage of technologies under patent where no agreement exists.

End-user PCS costs include the costs associated with answering end-user customer inquires and providing telephone assistance to end users of the Company’s products. The Company does not defer the recognition of any revenue associated with sales to end users, because no upgrades are provided and PCS is provided within 90 days after the associated revenue is recognized. Certain product costs associated with sales through retailers are deferred until the corresponding revenue has been recognized.

Software development costs

Under SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of software are expensed as incurred until technological feasibility has been established. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general marketability of the products are capitalized. The Company defines establishment of technological feasibility as the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of these costs require considerable judgment by management. Because the period of time between

INTERVIDEO, INC.

development of a working model and the product’s general release is short, amounts that were capitalizable under SFAS 86 were insignificant, and therefore no costs have been capitalized to date.

Net income per share

Basic net income per share is calculated by dividing net income for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is calculated by dividing the net income for the period by the weighted average shares outstanding, adjusted for all potential common shares, which include shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months ended March 31,
	2004	2003
Numerator:
Net income	$2,603	$1,608

Denominator:
Basic:
Weighted average common shares outstanding	13,273	2,644
Less: weighted average shares subject to repurchase	(56)	(103)

Denominator for basic calculation	13,217	2,541

Net income per share - Basic	$0.20	$0.63

Diluted:
Weighted average common shares outstanding	13,273	2,644
Weighted average dilutive effect of convertible preferred stock	—	6,949
Weighted average dilutive effect of common stock options	2,081	2,519

Denominator for diluted calculation	15,354	12,112

Net income per share – Diluted	$0.17	$0.13

Stock-based compensation expenses

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and the disclosure requirements SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123, “Accounting for Stock-Based Compensation.” No stock-based compensation expense is recorded for options granted where the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB 25.

INTERVIDEO, INC.

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation to employees.

	Three months ended March 31,
(in thousands, except per share amounts)	2004	2003
Net income, as reported	$2,603	$1,608
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	75	333
Deduct: Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(1,081)	(675)

Pro forma net income	$1,597	$1,266

Net income per share
Basic – as reported	$0.20	$0.63

Basic – pro forma	$0.12	$0.49

Diluted – as reported	$0.17	$0.13

Diluted – pro forma	$0.10	$0.10

The weighted average fair values of options granted to employees in the three months period ended March 31, 2004 and 2003 are summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2004	2003
Weighted average fair value of options granted to employees	$10.62	$9.77

Black-Scholes model assumptions:
Risk-free interest rate	2.17%	2.08%
Expected life of the option	4 years	4 years
Dividend yield	0%	0%
Volatility	87.5%	90.0%

As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing for IPO in January 2002 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement and up to the IPO in July 2003. Subsequent to the IPO in July 2003, the volatility factor is calculated from the fluctuation of Company’s stock price on the market.

In July 2003, the Company commenced its 2003 Employee Stock Purchase Plan (“ESPP”), which has an overlapping 24-month offering period, and includes four 6-month purchase periods. Purchases are to be made twice a year, in the months of May and November. The plan permits participants to purchase common stock at 85% of the lower of the fair market value of common stock at the beginning of an offering period, or at the end of purchase period, through payroll deduction of up to 15% of their eligible compensation. If the fair market value of common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be refunded their payroll deduction to date. The first ESPP offering period began in July 2003 and ended in April 2004.

INTERVIDEO, INC.

Other income, net

Other income, net consists of the following (in thousands):

	Three months ended March 31,
	2004	2003
Interest income	$163	$60
Other	10	28

Other income, net	$173	$88

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

For the period ended March 31, 2004, the Company calculated its projected effective tax rate for the year ending December 31, 2004 to be 38.5%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit and difference between federal and foreign tax rates.

Comprehensive income

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. The Company’s components of other comprehensive income are foreign currency translation adjustments and unrealized gain on available-for-sale investments. Such amounts are excluded from net income and are reported in accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.

The components of comprehensive income were as follows (in thousands):

	Three months ended, March 31,
	2004	2003
Net income	$2,603	$1,608
Other comprehensive income:
Change in unrealized gain of available-for-sale investments	32	12
Change in cumulative translation adjustment	30	—

Comprehensive income	$2,665	$1,620

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), and which replaces FIN 46, “Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. The Company is required to adopt FIN 46R no later than the end of the first interim period ending after March 15, 2004. The application of the requirements of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

INTERVIDEO, INC.

Note 3. Balance Sheet Components:

Short-term investments

Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income.

Short-term investments consist of (in thousands):

	As of March 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. treasury and federal agency notes	$24,974	$6	$(16)	$24,964
State and municipal notes/bonds	22,949	—	—	22,949
Corporate bonds	1,500	—	—	1,500
Certificates of deposit	2,849	—	(2)	2,847

Total short-term investments	$52,272	$6	$(18)	$52,260

	As of December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. treasury and federal agency notes	$19,081	$—	$(38)	$19,043
Corporate bonds	276	—	—	276
Certificates of deposit	3,549	—	(6)	3,543

Total short-term investments	$22,906	$—	$(44)	$22,862

The available-for-sale securities at March 31, 2004 have contractual maturities ranging from 2004 to 2007.

INTERVIDEO, INC.

Property and equipment, net

Property and equipment, net, on the balance sheet consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Equipment	$1,810	$1,582
Furniture and fixtures	315	280
Purchased software	1,620	810
Leasehold improvements	526	492
Vehicles	115	115
Construction in process	16	703

	4,402	3,982
Less : Accumulated depreciation and amortization	(1,962)	(1,741)

Property and equipment, net	$2,440	$2,241

Other purchased intangible assets, net

Other purchased intangible assets, net, on the balance sheet consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Purchased development technology	$1,000	$1,000
Less: Accumulated amortization	(767)	(717)

Total other purchased intangible assets	$233	$283

The anticipated amortization schedule for the remaining years of other purchased intangible assets, net, is as follows (in thousands):

April 1 to December 31, 2004	$150
2005	83

Total	$233

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Payroll and related benefits	$1,770	$1,102
Royalties	7,266	7,052
Other	1,760	1,349

Total accrued liabilities	$10,796	$9,503

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

INTERVIDEO, INC.

Sales of licenses to the Company’s software occur in three geographic locations, namely the United States, Europe and Asia. International revenues are based on the country in which the end user is located.

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended March 31,
	2004	2003
Revenues by Sales Channel:
OEMs	$15,780	$11,149
Web sales and retail	3,041	2,224

Total revenue	$18,821	$13,373

Revenues by Geographic Region:
United States	$9,998	$7,850
Europe	1,349	982
Asia:
Japan	6,397	3,106
Other Asia	1,077	1,435

Total revenue	$18,821	$13,373

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	March 31, 2004	December 31, 2003
Tangible long-lived assets:
United States	$1,750	$1,691
Asia:
Japan	218	147
China	479	481
Taiwan	431	351

Total tangible long-lived assets	2,878	2,670

The following individual customers accounted for greater than 10% of revenue in any of the periods presented:

	Three months ended March 31,
	2004	2003
Revenue from:
Customer A	19%	21%
Customer B	13%	5%
Customer C	9%	11%

INTERVIDEO, INC.

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were:

	March 31, 2004	December 31, 2003
Account receivable from:
Customer A	21%	—%
Customer B	4%	—%
Customer C	5%	12%
Customer D	8%	15%
Customer E	6%	14%

Note 5. Contingencies:

The Company has received notices of claims, and may receive additional notices of claims in the future, regarding alleged infringements of third parties intellectual property rights. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters. The Company may be required to pay license fees and damages or be prohibited from selling its products in the future if it is determined that its products infringe on patents owned by third parties.

Note 6. Subsequent Events:

On April 28, 2004, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $10 million of its outstanding common stock from time to time. The duration of the repurchase program is open-ended. Under the program, the Company can purchase shares of common stock through open market transactions.

On May 10, 2004, the Company purchased 3,000,000 shares of common stock, representing a 35% interest, from Master Integrated Appliances Co. Ltd., a private software company located in Taiwan, for an aggregate consideration of $ 897,000.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding 1) research and development expenses, (2) sales and marketing expenses, (3) other operating and capital expenditures, (4) anticipated growth of operations, personnel and infrastructure, (5) exercise prices of future option grants, (6) the sufficiency of our capital resources, (7) future sources of revenue, (8) growth, decline and seasonality of revenue, (9) deferrals of revenue, (10) interest income, (11) competitive pressures, (12) general market and economic outlook, (13) product sales and prices, (14) our ability to comply with public company reporting requirements and (15) settlement of intellectual property claims. The Company disclaims any obligation to update information in any forward-looking statement.

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

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a substantial majority of our revenue. We derived 78% of our revenue for the three months ended March 31, 2004 from sales of our WinDVD product, primarily to PC OEMs, as compared to 81% in the three months ended December 31, 2003 and 84% in the three months ended March 31, 2003. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue. In the future, we expect to derive an increasing percentage of our revenue from sales of other products, including WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, and products sold through our retail and web-based sales channels.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard, IBM, Sony and Toshiba. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the three months ended March 31, 2004, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard accounting for 19% of our revenue and Toshiba accounting for 13% of our revenue. We expect that revenue from Dell, which accounted for 9% of our revenue during this period, may decrease to $0 in future periods because our current portion of their business is moving to one of our competitors. If we are unable to replace this lost revenue with revenue from other customers or other sources, our revenue growth rate may slow or even decline. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there is only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may grow at a slower rate than in prior periods.

INTERVIDEO, INC.

Historically, prices for our products have declined because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and periodic declines in unit sales. Accordingly, we have reduced the prices we charge PC OEMs for our WinDVD product, and, although prices have recently stabilized, such price reduction may continue in the future. As a matter of policy, we evaluate such price reductions on a continual basis and, in certain circumstances may determine it will not be in the best interest of the Company to reduce prices beyond a certain level. We may decide not to lower our product prices, even if a loss of revenue will result. As a result of these declining prices, it may be more difficult for us to increase or maintain our revenue levels and may cause a decline in our gross profits even if our WinDVD and other product unit sales increase.

In 2000, we launched an Internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the three months ended March 31, 2004, we derived 16% of our revenue from web and retail sales as compared to 17% in the three months ended March 31, 2003. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing, capital equipment and research and development. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 47% of our revenue for the three months ended March 31, 2004 as compared to 41% in the three months ended March 31, 2003. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. We do not use derivative instruments to hedge foreign exchange risk. In the future, an increasing portion of our international revenue and expense may be denominated in foreign currencies.

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

Critical Accounting Estimates

We base the discussions and analysis of our financial condition and results of operations upon our condensed consolidated financial statements, which we prepare in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experiences and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding the results of our operations are:

•	Revenue recognition;

•	Accounting for income taxes.

INTERVIDEO, INC.

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

Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sell through to end users. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products being sold by the OEMs to end users. We do not typically provide upgrades to the OEMs’ customers. Accordingly, under such agreements we do not defer any revenue, as we no longer have an obligation once an OEM’s products have been shipped to an end customer. Under certain other agreements, we defer the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant post-contract support (“PCS”) provided to end users. Depending on the specific contractual obligation, we recognize this revenue over a period of one to three years.

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

A small number of OEMs that sell PC components, place orders with us for a fixed quantity of units at a fixed price. In such cases, qualification of our products is not required, and these OEMs have no rights to upgrades or returns. We generally recognize revenue upon shipment to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting our software to the OEM’s hardware and software configurations. The prepaid license fees are typically recognized based on either a straight-line amortization over the prepayment period or based on actual shipments, whichever is greater. The NRE service fees are recognized upon completion and acceptance of the NRE service. However, some OEM agreements also provide the OEM with rights to free PCS, including unspecified future software upgrades. We have established vendor specific objective evidence (“VSOE”) of fair value for PCS for end customer support on a limited number of products sold to OEMs in Japan. On these arrangements, we use the residual method to account for the allocation between the license revenue and the service revenue. The allocated license revenue is recognized in full upon delivery where the only undelivered element of the agreement is PCS, and the allocated PCS is recognized over the period of the PCS obligation. In all other agreements where we have sold PCS in which we have not been able to establish a VSOE of fair value for PCS or where there are additional undelivered elements, such as NRE fees, we defer all of the revenue until the NRE services are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS, we will recognize the entire agreement over the PCS period.

End-user sales are made directly through our websites. We do not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. We recognize revenue from sales through our websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase our software from our websites have limited rights of return for products they have purchased in the previous 14 days, which we currently reserve for using a 30-day sales return reserve based upon historical return percentages.

Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. We generally recognize revenue, net of contractually obligated return rights, upon shipment to these distributors and retailers. Other distributors and retailers,

INTERVIDEO, INC.

primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users.

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

Accounting for income taxes

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our consolidated statements of income as provision for income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefits from our deferred tax assets. If actual circumstances differ from our expectations, we may be required to adjust our estimates in future periods and our financial position, cash flows and results of operations could be materially affected.

Results of Operations – Comparison of the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
As a percentage of revenue:
Revenue	100%	100%

Cost of revenue	42	41

Gross profit	58	59

Operating expenses:
Research and development	12	13
Sales and marketing	15	17
General and administrative	9	7
Stock-based compensation	—	2

Total operating expenses	36	39

Income from operations	22	20
Other income, net	1	1

Income before income taxes	23	21
Provision for income taxes	9	9

Net income	14%	12%

Revenue

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
Revenue	18,821	41%	13,373

Revenue increased 41% to $18.8 million for the three months ended March 31, 2004 from $13.4 million for the three months ended March 31, 2003. OEM product sales increased 42% to $15.8 million for the three months ended March 31, 2004 from $11.1 million for the three months ended March 31, 2003. Web and retail sales increased 37% to $3.0 million for the three months ended March 31, 2004 from $2.2 million for the three months ended March 31, 2003. OEM product

INTERVIDEO, INC.

sales accounted for approximately 84% of total revenue for the three months ended March 31, 2004 as compared to 83% for the three months ended March 31, 2003. We derived a substantial portion of our revenue from a small number of customers. For the three months ended March 31, 2004, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard accounting for 19% of our revenue and Toshiba accounting for 13% of our revenue. In the three months ended March 31, 2003 two customers accounted for 32% of our revenue with Hewlett-Packard accounting for 21% of our revenue and Dell accounting for 11% of our revenue. Sales outside the United States accounted for 47% of our revenue for the three months ended March 31, 2004 and 41% of our revenue for the three months ended March 31, 2003. The growth in revenue for the three months ended March 31, 2004 over the same period in the prior year reflects increased revenue from our WinDVD product sales of nearly 30% and increased sales of our non-WinDVD products, which includes WinDVD Creator, WinCinema, WinDVR and InterVideo DVD Copy, of over 100%. This increase in revenue is largely the result of corresponding increases in shipment volumes for the respective products. Additionally, the three months ended March 31, 2004 included approximately $600,000 representing the recognition of previously deferred revenue as a result of changes in contractual arrangements.

Cost of revenue

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
Cost of revenue	7,935	46%	5,435
Percentage of total revenue	42%		41%

Cost of revenue consists primarily of licensed royalties, cost of settlement of intellectual property matters, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology and costs associated with end-user PCS. Licensed royalties consist of royalties paid or accrued for payment to third parties for technologies incorporated into our products. In general, the amount of royalties depends on the number of our product units sold and the royalty rates associated with the third-party technology incorporated into those products. Cost of settlement of intellectual property matters consists of amounts that we have agreed to pay to third parties in settlement of alleged infringement of certain patented technology used in our and our customers’ products and accruals for royalties related to our usage of technologies under patent where no agreement exists. End-user PCS costs include the costs associated with providing assistance to end users of our products. With the exception of packaging and distribution costs, the cost of revenue is generally the same for each product, regardless of sales channel.

Cost of revenue increased to $7.9 million, or 42% of revenue, for the three months ended March 31, 2004 from $5.4 million, or 41% of revenue, for the three months ended March 31, 2003. The increase in absolute dollars was primarily due to increased unit sales. The increase as a percentage of revenue was primarily due to the aforementioned decline in selling prices of our WinDVD products without a proportional decrease in third-party royalties.

Gross profit

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
Gross profit	10,886	37%	7,938
Percentage of total revenue	58%		59%

Gross profit is affected by competitive price pressures, fluctuations in unit volumes, changes in royalty amounts and changes in the mix of products sold and in our mix of distribution channels. Differences in the gross profits by sales channel are primarily a reflection of the pricing differences, which can be impacted by distribution and marketing rebates, associated with each sales channel. In addition our gross profit may be affected by costs associated with the settlement of intellectual property matters. Gross profits were 58% of revenue for the three months ended March 31, 2004 as compared to 59% for the three months ended March 31, 2003. The decrease reflects lower average selling prices of our WinDVD products to our major OEM customers without a proportional decrease in third party royalties. Gross profits were positively impacted by the aforementioned recognition of approximately $600,000 of previously deferred revenue as a result of changes in contractual arrangements wherein the related product costs were recorded in an earlier period. While our product mix appears to be gradually shifting toward higher margin products which

INTERVIDEO, INC.

we expect will have a favorable impact on gross profits, we expect our gross profits to be adversely impacted by increased royalty costs due to an expected increase in royalty payments to Dolby as a result of a royalty pricing increase, which will go into effect in the second quarter of 2004. The overall impact of this royalty pricing increase on gross profits will be a function of sales volume.

Research and development expenses

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
Research and development expenses	2,288	33%	1,714
Percentage of total revenue	12%		13%

Research and development expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and quality assurance and testing. Research and development expenses were $2.3 million, or 12% of revenue, for the three months ended March 31, 2004 and $1.7 million, or 13% of revenue, for the three months ended March 31, 2003. The increase in absolute dollars was primarily attributable to $332,000 in increased payroll and payroll related expenses due to increased research and development headcount, an increase in spending on professional services and travel of $92,000 and an increase in other research and development operating expenses of $151,000. The decrease, as a percentage of revenue for the three months ended March 31, 2004 as compared to the corresponding period of the prior year was primarily due to the overall increase in revenue without a proportional increase in research and development expenses. This is primarily attributable to a shift in personnel resources to overseas locations with lower cost structures. We believe that a significant level of research and development expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars in the future.

Sales and marketing expenses

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
Sales and marketing expenses	2,759	21%	2,275
Percentage of total revenue	15%		17%

Sales and marketing expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased to $2.8 million, or 15% of revenue, for the three months ended March 31, 2004 from $2.3 million, or 17% of revenue, for the three months ended March 31, 2003. The increase in absolute dollars was primarily attributable to $49,000 in increased payroll and payroll related expenses due to increased sales and marketing headcount, an increase in commissions of $147,000 due to increased retail activities, a $121,000 increase in travel, promotional and tradeshow expenses and an increase in other sales and marketing operating expenses of $169,000. We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars in the future as we seek to further establish our retail presence.

General and administrative expenses

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
General and administrative expenses	1,704	79%	953
Percentage of total revenue	9%		7%

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees. General and administrative expenses increased to $1.7 million, or 9% of revenue, for the three months ended March 31, 2004 from $953,000, or 7% of revenue, for the three months ended March 31, 2003. This increase in absolute dollars and as a percentage of revenue was primarily due to directors’ and officers’ liability insurance premiums of $125,000, an increase in outside consulting fees of $288,000 due to Sarbanes-Oxley compliance efforts and increased audit and audit related fees, increased investor relations expenses, Board of Directors fees and other taxes of $105,000 which are all related to our status as a publicly traded company and increased payroll and payroll related expenses of $254,000. We expect general and administrative expenses to increase in absolute dollars as we build our infrastructure to support our anticipated growth and operations as a public company.

INTERVIDEO, INC.

Stock-based compensation expenses

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
Stock-based compensation expenses	75	(77)%	333
Percentage of total revenue	—%		2%

Stock-based compensation expenses decreased to $75,000 for the three months ended March 31, 2004 from $333,000 for the three months ended March 31, 2003. Deferred stock-based compensation is recorded when options are granted with exercise prices less than the deemed fair market value of the underlying common stock. Stock-based compensation expenses are recognized as deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the related options, which is generally four years. In 2004, we intend to continue granting our stock options at exercise prices equal to the fair market value of our common stock on the date of grant, and therefore, minimal, if any, additional deferred stock-based compensation will be recorded. Accordingly, we expect stock-based compensation expenses to continue to decrease through 2004.

Other income, net

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
Other income, net	173	97%	88
Percentage of total revenue	1%		1%

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, offset by other expenses. Other income, net increased to $173,000 for the three months ended March 31, 2004 from $88,000 for the three months ended March 31, 2003. This increase is primarily due to the interest earned on the additional cash generated from our initial public offering in July 2003.

Provision for income taxes

	Three months ended March 31, 2004	% Change 2003 to 2004	Three months ended March 31, 2003
Provision for income taxes	1,630	43%	1,143
Percentage of total revenue	9%		9%

We recorded a provision for income taxes of $1.6 million for the three months ended March 31, 2004 as compared to $1.1 million for the three months ended March 31, 2003. Our effective tax rate was approximately 38.5% for the three months ended March 31, 2004. The tax rate for the three months ended March 31, 2003 was 41.5% and did not reflect the tax benefit derived from the extraterritorial income (“ETI”) which was quantified later in fiscal year 2003.

Liquidity and Capital Resources

During the three months ended March 31, 2004, cash, cash equivalents and short-term investments increased by $1.3 million to $71.0 million, representing 76% of our total assets. Our cash, cash equivalents and short-term investments totaled $69.7 million at December 31, 2003 and represented 79% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit. We intend to use a portion of our cash, cash equivalents and short-term investments to repurchase up to $10 million of our outstanding common stock under our Stock Repurchase Program approved by the Board of Directors on April 28, 2004 and for making investments in certain other companies, as approved by the Board of Directors from time to time.

INTERVIDEO, INC.

Net cash provided by operating activities was $914,000 for the three months ended March 31, 2004. Net income of $2.6 million was adjusted for depreciation and amortization of $266,000, stock-based compensation of $75,000, decreases in prepaid expenses and other current assets of $225,000 and increases in accrued liabilities and taxes payable of $1.7 million and deferred revenue of $241,000. This was partially offset by deferred taxes and the provision for doubtful accounts of $203,000 an increase in accounts receivable of $3.9 million and a decrease in accounts payable of $95,000. The decrease in prepaid expenses and other current assets is mainly due to the amortization of prepaid directors and officers insurance and prepaid licenses and royalties. The increase in accounts receivable is largely attributable to payments totaling $3.1 million from a few major customers that have historically been received prior to the end of the reporting period which were received shortly after the end of this quarter. Net cash provided by operating activities was $2.3 million for the three months ended March 31, 2003. Net income of $1.6 million was adjusted for depreciation and amortization of $227,000, stock-based compensation of $333,000 and increases in accounts payable, deferred revenue and accrued liabilities and taxes payable of $1.8 million. This was partially offset by increases in accounts receivable, prepaid expenses and other current assets of $1.6 million.

Net cash used in investing activities was $29.8 million for the three months ended March 31, 2004 due to purchases of short-term investments and property and equipment offset by proceeds from maturities of short-term investments. Net cash used in investing activities was $871,000 for the three months ended March 31, 2003 due to purchases of short-term investments and property and equipment.

Cash provided from financing activities was $695,000 for the three months ended March 31, 2004, as a result of proceeds from the issuance of common stock under our stock option plans.

We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems.

We currently have no debt obligations and we have no other significant fixed contractual obligations or commercial commitments that are not already accrued for in our financial statements.

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

Off Balance Sheet Arrangements

As of March 31, 2004, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

The rapidly evolving nature of our industry makes it difficult to forecast our future results.

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

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets, which may result in our loss of business;

•	increases in third party license fees, such as the aforementioned Dolby pricing increase;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	declines in selling prices of our products to our OEM customers or other customers;

•	market acceptance of new products developed by us;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

INTERVIDEO, INC.

•	the costs of litigation and intellectual property claims, including the settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries;

•	changes in our business model from per unit to revenue share on point of sale revenue; and

•	changes in accounting regulations that may require us to expense stock options.

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

We did not achieve profitability until our fiscal year ended December 31, 2002. As of March 31, 2004, we had retained earnings of $282,000. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not sustain or increase profitability on a quarterly or annual basis in the future.

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

INTERVIDEO, INC.

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

We license technology for use in our WinDVD product, our WinRip product, our WinDVD Creator product, our WinRecorder product and other existing and planned products from third parties under agreements, some of which have a limited duration. For example, we have a license agreement with Dolby Laboratories for its audio technology and logo, a license agreement with the DVD Copy Control Association, Inc. for the content scrambling system designed to prevent the copying of DVDs, a license with MPEG-LA for its MPEG-2 video technology, a license from Thomson Licensing S.A. for its MP3 audio technology and various other license agreements relating to patents, know-how and trademarks that are important to various aspects of the development, marketing and sale of our products. We are obligated to pay royalties under each of the Dolby, DVD Copy Control Association, MPEG-LA and Thomson Licensing S.A. agreements, and Dolby, DVD Copy Control Association, MPEG LA and Thomson Licensing may each terminate its license if we breach any material provision of the license or if other events occur, as specified in the license agreement. Recently, Dolby informed us of a royalty pricing increase planned the second quarter of 2004. Accordingly, even if we are able to maintain our licensing agreements with Dolby, we except our gross profits to be adversely affected by increased royalty payments to Dolby. If we fail to maintain these license arrangements, we might not be able to ship our products in their present forms and our revenue could decline.

Because there is a small number of large PC OEMs, we have only a limited number of potential new large OEM customers for our WinDVD product, which will likely cause our revenue to grow at a slower rate than in recent periods.

        Our revenue growth has been achieved in large part due to sales of our WinDVD product to new, large PC OEM customers. Because there is only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs and PC peripherals manufacturers and from sales to smaller regional PC OEMs and directly to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will take more time and effort to penetrate, we expect that our revenue will grow at a slower rate than in recent periods. Additionally, if the rate of such expansion via retail channels and our website proceeds slower than we anticipate, our financial position could be adversely affected.

INTERVIDEO, INC.

We depend substantially on our relationships with a small number of PC OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the three months ended March 31, 2004, our two largest customers accounted for 32% of our revenue, with Hewlett-Packard accounting for 19% and Toshiba accounting for 13% of our revenue during that period. We expect that the Dell revenue, which accounted for 9% of our revenue during this period, may decrease to $0 in future periods because our current portion of their business is moving to one of our competitors. If we are unable to replace this lost revenue with revenue from other customers, our revenue growth rate may slow or even decline. One customer accounted for 21% of our accounts receivables balance as of March 31, 2004. While a substantial portion of this accounts receivable has been paid, we expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

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

We derived 78% of our revenue for the three months ended March 31, 2004 and 84% of our revenue for the three months ended March 31, 2003 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

INTERVIDEO, INC.

Slow growth, or negative growth, in the PC industry could reduce demand for our products and reduce our gross profit.

Our revenue depends in large part on the demand for our products by PC OEMs. The PC industry has experienced slow or negative growth in the recent past due to a general economic slowdowns, market saturation and other factors. If slow or negative growth in the PC industry were to recur, demand for our products may decrease. Furthermore, if a reduction in demand for our products occurs, we may not be able to reduce expenses commensurately, due in part to the continuing need for research and development. Accordingly, continued slow growth or negative growth in the PC industry could reduce our gross profit.

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

INTERVIDEO, INC.

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

We expect our current competitors to introduce similar or improved products at lower prices, and we will need to do the same to remain competitive. For example, we expect revenues from Dell to decline in successive quarters, with the possibility of no revenue from Dell in future periods, because our current portion of their business is moving to one of our competitors. We may not be able to compete successfully against either current or future competitors with respect to new or improved products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

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

INTERVIDEO, INC.

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

In connection with the audit of our financial statements for the year ended December 31, 2003 and a review of our financial statements for the quarter ended March 31, 2004, our independent auditors advised management and the Audit Committee of the Board of Directors that it had identified a deficiency in internal controls that rose to the level of a reportable condition under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters that, in our auditors’ judgment, relate to significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. The reportable condition identified by our auditors relates to our internal controls over revenue recognition due to (i) our lack of a formally documented revenue recognition policy, (ii) our failure, on certain occasions, to ensure that all contracts are appropriately executed, (iii) the absence of documentation supporting our revenue recognition for non-standard revenue agreements and (iv) our failure, on certain occasions, to document credit checks on new customers. Our failure to effectively remedy the significant deficiencies identified by our auditors may adversely affect our ability to record, process, summarize and report financial data in compliance with public company reporting requirements. Any failure to comply with public company reporting requirements could cause our stock price to decline.

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

INTERVIDEO, INC.

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

We believe that establishing and strengthening the InterVideo brand is critical to achieving widespread acceptance of our products and to establishing key strategic relationships. The importance of brand recognition will increase as current and potential competitors enter the market with competing products. Our ability to promote and position our brand depends largely on the success of our marketing efforts and our ability to provide high quality products and customer support. These activities are expensive and we may not generate a corresponding increase in customers or revenue to justify these costs. If we fail to establish and maintain our brand, or if our brand value is damaged or diluted, we may be unable to attract new customers and compete effectively. Historically, we have relied primarily on a limited direct sales force, supported by third-

INTERVIDEO, INC.

party manufacturers’ representatives and distributors, to sell our products. Our sales strategy focuses primarily on our corporate customers bundling our products with their hardware and distributing our products through their own distribution channels. We rely on our customers’ sales forces, marketing budgets and brand images to promote sales of bundled products. If our corporate customers fail to successfully market and sell their products bundled with our products, or if our relationship with our corporate customers are terminated, we may be unable to effectively market and distribute our products and services.

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

INTERVIDEO, INC.

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

Our international operations accounted for 47% of our revenue for the three months ended March 31, 2004 and 41% of our revenue for the three months ended March 31, 2003, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

INTERVIDEO, INC.

Our business and future operating results are subject to a broad range of uncertainties arising out of geopolitical developments in the Middle East and North Korea.

Our business and operating results are subject to uncertainties arising out of geopolitical developments in the Middle East and North Korea, including the U.S. actions in Iraq and the continuing political tension between the United States and North Korea. These uncertainties include the potential worsening or extension of the current global economic slowdown and the economic consequences of additional military actions. Any similar geopolitical uncertainty in the future could harm our operating results and stock price.

We may not be successful in addressing problems encountered in connection with any acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.

In the past, we have made acquisitions. We expect to continue to review opportunities to buy or make investments in other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or that may otherwise offer growth opportunities. Our continued acquisitions of businesses or technologies will require significant commitment of resources. We may be required to pay for any acquisitions with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities. We have limited experience in acquiring other businesses and technologies, including businesses with international operations. Potential and completed acquisitions and investments also involve numerous risks, including:

•	problems assimilating the purchased operations, personnel, technologies or products;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees of purchased organizations.

We may require substantial additional capital, which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, our products;

•	the costs of developing new products;

•	the need to license new technology, to enter into license agreements for existing technology or to settle intellectual property matters;

•	the extent to which we invest in new technology and research and development projects;

•	the number and timing of acquisitions; and

•	the costs associated with our expansion.

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

INTERVIDEO, INC.

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

If proposed accounting regulations that require companies to expense stock options are adopted, our earnings will decrease and our stock price may decline.

A number of publicly traded companies have recently announced that they will begin expensing stock option grants to employees. In addition, the Financial Accounting Standards Board has indicated that possible rule changes requiring expensing of stock options may be adopted in the near future. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly, and our stock price could decline.

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

INTERVIDEO, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of changes in foreign currency exchange rates and changes in interest rates.

Foreign currency risk

To date, most of our revenue has been denominated in U.S. dollars. We expect, however, an increasing amount of revenue from selected international markets to be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques to minimize the effect of these fluctuations, exchange rate fluctuations may harm our financial results. For the three months ended March 31, 2004, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, together with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of March 31, 2004. Subject to the limitations described below, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In connection with the completion of its audit of our financial statements for the year ended December 31, 2003 and a review of our financial statements for the quarter ended March 31, 2004, our independent auditors, KPMG LLP (“KPMG”) advised management and the Audit Committee of the Board of Directors that it had identified a deficiency in internal controls that rose to the level of a reportable condition under standards established by the American Institute of Certified Public Accountants. The reportable condition relates to our internal controls over revenue recognition due to (i) our lack of a formally documented revenue recognition policy, (ii) our failure, on certain occasions, to ensure that all contracts are appropriately executed, (iii) the absence of documentation supporting the Company’s revenue recognition for non-standard revenue agreements and (iv) our failure, on certain occasions, to document credit checks on new customers.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. Because of inherent limitations on any systems of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all errors or fraud, if any, within a company can be detected.

Changes in internal control over financial reporting.

During the first quarter, we implemented the Oracle enterprise resource planning system which will enable us to more efficiently handle the financial reporting and disclosure obligations of a public company.

There were no other changes in our internal control over financial reporting during the first quarter of fiscal year 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

INTERVIDEO, INC.

PART 2 – OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

We intend to use a portion of the net proceeds from our initial public offering of stock on July 16, 2003 to repurchase up to $10 million of our outstanding common stock under our Stock Repurchase Program approved by the Board of Directors on April 28, 2004 and for making investments in certain other companies, as approved by the Board of Directors from time to time.

INTERVIDEO, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 are as follows:

Exhibit footnote	Exhibit Number	Description
(a)	3.1	Certificate of Incorporation
(b)	3.2	Bylaws
(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto
	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification
	32.1	Section 906 Certification of Chief Executive Officer
	32.2	Section 906 Certification of Chief Financial Officer

(a)	Filed as Exhibit 3.2 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed the following Current Report on Forms 8-K during the quarter ended March 31, 2004:

On February 4, 2004, the Company filed a Current Report on Form 8-K regarding the Company’s issuance of a press release announcing its earnings for the quarter and year ended December 31, 2003.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004

InterVideo, Inc.
(Registrant)

By:	/s/ STEVE RO
Steve Ro
Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH
Randall Bambrough
Chief Financial Officer