Form 10-Q
period 2004-06-30
INTERVIDEO INC
filed 2004-08-16
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

On July 31, 2004, the Registrant had 13,430,164 shares of common stock outstanding, $0.001 par value per share.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$33,652	$46,875
Short-term investments	36,621	22,862
Accounts receivable, net of allowance for doubtful accounts of $149 and $254, respectively	7,012	5,515
Deferred tax assets	1,722	1,543
Prepaid expenses and other current assets	2,025	2,468

Total current assets	81,032	79,263

Property and equipment, net	2,321	2,241
Goodwill	1,018	1,018
Other purchased intangible assets	183	283
Deferred tax assets	4,685	4,685
Long term investments	1,662	—
Other assets	329	429

Total assets	$91,230	$87,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$912	$1,039
Accrued liabilities	10,886	9,503
Income taxes payable	678	1,539
Deferred revenue	4,070	3,422

Total current liabilities	16,546	15,503

Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 150,000 shares authorized; 13,415 and 12,970 shares issued and outstanding, respectively	13	13
Additional paid-in capital	74,711	76,283
Notes receivable from stockholders	(925)	(905)
Deferred stock-based compensation	(241)	(531)
Accumulated other comprehensive loss	(286)	(123)
Retained earnings (accumulated deficit)	1,412	(2,321)

Total stockholders’ equity	74,684	72,416

Total liabilities and stockholders’ equity	$91,230	$87,919

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$16,704	$13,099	$35,525	$26,472
Cost of revenue	7,719	5,398	15,653	10,833

Gross profit	8,985	7,701	19,872	15,639

Operating expenses:
Research and development	2,608	1,907	4,897	3,621
Sales and marketing	2,713	2,120	5,471	4,395
General and administrative	1,975	901	3,680	1,854
Stock-based compensation(1)	74	217	149	550

Total operating expenses	7,370	5,145	14,197	10,420

Income from operations	1,615	2,556	5,675	5,219

Other income, net	262	75	435	163

Income before income taxes	1,877	2,631	6,110	5,382
Provision for income taxes	747	1,057	2,377	2,200

Net income	$1,130	$1,574	$3,733	$3,182

Net income per share:
Basic	$0.08	$0.61	$0.28	$1.25

Diluted	$0.07	$0.13	$0.24	$0.26

Number of shares used in net income per share calculation:
Basic	13,410	2,561	13,314	2,551

Diluted	15,366	12,096	15,371	12,127

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Research and development	$15	$83	$56	$194
Sales and marketing	27	73	15	188
General and administrative	32	61	78	168

Total stock-based compensation expenses	$74	$217	$149	$550

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,733	$3,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	425
Deferred taxes	(182)	(6)
Stock-based compensation	149	550
Provision for doubtful accounts	(58)	(53)
Loss from disposal of property and equipment	25	8
Interest income on notes receivable from stockholders	(20)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(1,452)	(414)
Prepaid expenses and other current assets	439	(1,580)
Other assets	99	(29)
Accounts payable	(122)	263
Deferred revenue	655	107
Accrued liabilities and income taxes payable	528	(333)

Net cash provided by operating activities	4,457	2,100

Cash flows from investing activities:
Purchases of property and equipment	(664)	(170)
Purchases of short-term investments	(54,428)	(2,495)
Proceeds from maturities of short-term investments	40,491	1,833
Purchase of long term investments	(1,662)	—

Net cash used in investing activities	(16,263)	(832)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option and purchase plans	1,166	23
Repurchase of common stock for retirement	(2,596)	—

Net cash provided by (used in) financing activities	(1,430)	23

Effect of change in exchange rates on cash and cash equivalents	13	10

Net increase (decrease) in cash and cash equivalents	(13,223)	1,301
Cash and cash equivalents, beginning of period	46,875	17,137

Cash and cash equivalents, end of period	$33,652	$18,438

Supplementary disclosures of non-cash investing and financing activities:
Deferred stock-based compensation, net of cancellation adjustments	$(142)	$(102)
Unrealized gain on available-for-sale investments	(178)	17

Supplementary disclosure:
Income tax payments, net of refunds	$1,899	$1,285

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

PART 1 – FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Business

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company has historically derived a substantial majority of its revenue from sales of its WinDVD product, a software DVD player for personal computers (“PCs”) to PC original equipment manufacturers (“OEMs”). Other products include WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of its DVD and DVR software designed for Linux-based PCs and consumer electronic (“CE”) devices and our InstantON technology. The Company’s software is bundled with products sold by PC OEMs. The Company sells its products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide. In addition, the Company sells products through retail channels and directly to consumers through its websites.

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

Reclassifications

Certain reclassifications have been made in the prior period’s financial statements to conform to the current presentation. Such reclassifications had no impact on previously reported results of operations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions believed to be applicable. The Company evaluates these estimates and assumptions on an on-going basis to ensure they remain reasonable under current conditions. Actual results could materially differ from these estimates.

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

Fair value of financial instruments

The fair value of the Company’s cash, cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable approximate their respective carrying amounts due to their relatively short-term maturities.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, at the date of purchase, to be cash equivalents.

Short-term investments

Short-term investments consist principally of United States treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income.

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

Intangible assets and goodwill

Other purchased intangible assets are recorded at cost less accumulated amortization. Amortization is computed on intangible assets with definite useful lives using the straight-line method over five years. Goodwill is not amortized but is tested for impairment, at least annually.

Long term investments

The Company from time to time acquires certain equity investments for the promotion of business and strategic objectives. Non-marketable equity investments are accounted for using the equity method if the Company has significant influence over the investee, or using the cost method, if the Company does not possess significant influence over the investee. Such investments are also subjected to periodic impairment review. As there are no liquid market to provide information for valuing such securities, the impairment analysis involves significant judgment on the part of management. Should the Company determine that a decline in the securities’ fair value that is considered to be other than temporary has occurred, the reduction in value is recorded as other non-operating expense.

Revenue recognition

The Company’s revenue is primarily derived from fees paid under software licenses granted to OEMs, distributors and directly to end users. The Company records revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable.

Under the terms of the Company’s license agreements with the OEMs, the OEMs are entitled only to unspecified upgrades on a when and if available basis, prior to sell through to end users. Under the terms of the Company’s revenue recognition policy, the Company recognizes revenue based on evidence of products being sold by the OEMs. The Company does not have any obligation to provide upgrades to the OEMs’ customers. Accordingly, the Company does not defer any revenue as the Company no longer has any obligations once an OEM’s products have been shipped to an end customer. Under certain other agreements, the Company defers the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant post-contract support (“PCS”) provided to end users. Depending on the specific contractual obligation, the Company recognizes this revenue over a period of one to three years.

Under the terms of the OEM license agreements, each OEM will qualify the Company’s software on its hardware and software configurations. Once the software has been qualified, the OEM will begin to ship products and report sales to the Company, at which point revenue will be recorded. The OEM will have the right to return the software prior to qualification. Once it has been shipped, most OEMs do not have a right of return. Based on the history of returns from our OEMs, we have determined that the risk of returns is not material . Therefore, the Company does not maintain a returns reserve related to OEM sales. Under the terms of the Company’s OEM license agreements, the OEM has certain inspection and acceptance rights. These rights lapse once the product has been qualified and the shipment reported to us. Therefore, these acceptance rights do not impact the amounts or timing of revenue recognition.

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

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting the Company’s software to the OEMs’ hardware and software configurations. The prepaid license fees are typically recognized based on either a straight-line amortization over the prepayment period or based on actual shipments, whichever is greater. The NRE service fees are recognized upon completion and acceptance of NRE service. However, some OEM agreements also provide the OEM with rights to free post contract support (“PCS”), including unspecified future software upgrades. PCS is typically not available to the OEMs’ end users. The Company has established vendor specific objective evidence (“VSOE”) of fair value for PCS for end customer support on a limited number of products sold to OEMs in Japan. On these arrangements, the Company uses the residual method to account for the allocation between the license revenue and the service revenue. The allocated license revenue is recognized in full upon delivery where the only undelivered element of the agreement is PCS, and the allocated PCS is recognized over the period of the PCS obligation. In all other agreements where we have sold PCS in which we have not been able to establish a VSOE of fair value for PCS or where there are additional undelivered elements such as NRE fees, the Company defers all of the revenue until the NRE services are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS the Company will recognize the entire agreement over the PCS period.

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

Cost of revenue

Cost of revenue consists primarily of licensed royalties, expenses incurred to manufacture, package and distribute the Company’s software products, the amortization of developed technology and costs associated with end-user PCS. Licensed royalties consist of royalties paid or accrued for payment to third parties for technology incorporated into the Company’s products. In general, the amount of royalties depends on the number of the Company’s product units sold and the royalty rates associated with the third-party technology incorporated into those products.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,130	$1,574	$3,733	$3,182

Denominator:
Basic:
Weighted average common shares outstanding	13,454	2,652	13,363	2,648
Less: weighted average shares subject to repurchase	(44)	(91)	(49)	(97)

Denominator for basic calculation	13,410	2,561	13,314	2,551

Net income per share - Basic	$0.08	$0.61	$0.28	$1.25

Diluted:
Weighted average common shares outstanding	13,454	2,652	13,363	2,648
Weighted average dilutive effect of convertible preferred stock	—	6,948	—	6,948
Weighted average dilutive effect of common stock options	1,912	2,496	2,008	2,531

Denominator for diluted calculation	15,366	12,096	15,371	12,127

Net income per share – Diluted	$0.07	$0.13	$0.24	$0.26

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Common stock subject to repurchase	44	91	49	97
Antidilutive options to purchase common stock	858	65	796	38

Total	902	156	845	135

Stock-based compensation expenses

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and the disclosure requirements SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123, “Accounting for Stock-Based Compensation.” No stock-based compensation expense is recorded for options granted for which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB 25.

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation to employees.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$1,130	$1,574	$3,733	$3,182
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	74	217	149	550
Deduct: Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(1,513)	(544)	(2,594)	(1,219)

Pro forma net income (loss)	$(309)	$1,247	$1,288	$2,513

Net income (loss) per share
Basic – as reported	$0.08	$0.61	$0.28	$1.25

Basic – pro forma	$(0.02)	$0.49	$0.10	$0.99

Diluted – as reported	$0.07	$0.13	$0.24	$0.26

Diluted – pro forma	$(0.02)	$0.10	$0.08	$0.21

The weighted average fair values of options granted to employees in the three and six months ended June 30, 2004 and 2003 are summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average fair value of options granted to employees	$8.76	$9.18	$10.44	$9.54

Black-Scholes model assumptions:
Risk-free interest rate	2.97%	1.77%	2.97%- 2.17%	2.07%- 1.77%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	87.5%	90%	87.5%	90.0%

Because the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing of a registration statement for its Initial Public Offering (“IPO”) in January 2002. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement and up to the completion of the Company’s IPO in July 2003. Subsequent to the IPO in July 2003, the volatility factor is adjusted to reflect the fluctuation of the Company’s stock price on the Nasdaq National Market.

In July 2003, the Company commenced its 2003 Employee Stock Purchase Plan (“ESPP”), which has an overlapping 24-month offering period, and includes four 6-month purchase periods. Purchases are to be made twice a year, in the months of May and November. The plan permits participants to purchase common stock at 85% of the lower of the fair market value of common stock at the beginning of an offering period, or at the end of purchase period, through payroll deductions of up to 15% of their eligible compensation. If the fair market value of common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be refunded their payroll deductions to date.

The first ESPP offering period began in July 2003 and ended in April 2004. The weighted average fair value of each common stock purchase right was $5.29 for the three and six months ended June 30, 2004, estimated on the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Three and six months ended, June 30, 2004
Risk-free interest rate	2.97%
Expected life	1.25 years
Dividend yield	0%
Volatility	76.0%

Other income, net

Other income, net consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income	$197	$81	$360	$141
Other	65	(6)	75	22

Other income, net	$262	$75	$435	$163

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

For the period ended June 30, 2004, the Company calculated its projected effective tax rate for the year ending December 31, 2004 to be 39%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit and difference between federal and foreign tax rates.

Comprehensive income

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. The Company’s components of other comprehensive income and loss are foreign currency translation adjustments and unrealized gain or loss on available-for-sale investments. Such amounts are excluded from net income and are reported in accumulated other comprehensive loss in the accompanying condensed consolidated financial statements.

The components of comprehensive income were as follows (in thousands):

	Three months ended, June 30,		Six months ended, June 30,
	2004	2003	2004	2003
Net income	$1,130	$1,574	$3,733	$3,182
Other comprehensive income (loss):
Change in unrealized gain (loss) of available-for-sale investments	(209)	5	(177)	17
Change in cumulative translation adjustment	(16)	13	14	13

Comprehensive income	$905	$1,592	$3,570	$3,212

Note 3. Balance Sheet Components:

Short-term investments

Short-term investments consist of (in thousands):

	As of June 30, 2004
	Amortized cost	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. treasury and federal agency notes	$24,624	$(178)	$24,446
State and municipal notes/bonds	10,159	(43)	10,116
Certificates of deposit	2,060	(1)	2,059

Total short-term investments	$36,843	$(222)	$36,621

	As of December 31, 2003
	Amortized cost	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. treasury and federal agency notes	$19,081	$(38)	$19,043
Corporate bonds	276	—	276
Certificates of deposit	3,549	(6)	3,543

Total short-term investments	$22,906	$(44)	$22,862

The available-for-sale securities at June 30, 2004 have contractual maturities ranging from 2004 to 2007.

Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	June 30, 2004	December 31, 2003
Equipment	$1,879	$1,582
Furniture and fixtures	395	280
Purchased software	1,643	810
Leasehold improvements	506	492
Vehicles	126	115
Construction in process	—	703

	4,549	3,982
Less : Accumulated depreciation and amortization	(2,228)	(1,741)

Property and equipment, net	$2,321	$2,241

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Purchased development technology	$1,000	$1,000
Less: Accumulated amortization	(817)	(717)

Total other purchased intangible assets	$183	$283

The anticipated amortization schedule for the remaining years of other purchased intangible assets, net, is as follows (in thousands):

July 1 to December 31, 2004	$100
Year ending December 31, 2005	83

Total	$183

Long-term investments

During the quarter ended June 30, 2004, the Company invested the following privately-held companies in Taiwan: Appro Photoelectron Inc. and Master Integrated Appliances Co., Ltd. The total cost of these investments was $1.7 million. These investments will be accounted for under the equity method of accounting because the Company has significant influence over the investees. The Company will record its proportionate share of the investee’s net income or loss on a one-quarter lag since it is not practical to obtain financial information from the investee prior to the issuance of the current quarter’s financial statements.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Payroll and related benefits	$2,010	$1,102
Royalties	7,103	7,052
Other	1,773	1,349

Total accrued liabilities	$10,886	$9,503

Note 4. Stock Repurchase Program:

In the quarter ended June 30, 2004, the Company announced a stock repurchase program pursuant to which it may purchase up to $10 million or 700,000 shares, of its outstanding common stock from time to time. $2.6 million of common stock, or 200,200 shares were repurchased and retired in this quarter. The duration of the repurchase program is open-ended. Under the program, the Company could purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depends on market conditions and corporate and regulatory considerations.

Note 5. Segment and Geographic Information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer of the Company.

The Company has one operating segment: multimedia software. The Company sells its products primarily through OEMs and to end users through the Company’s websites and through retail channels. Sales of licenses to the Company’s software occur in three geographic locations, namely the United States, Europe and Asia. International revenues are based on the country in which the customer is located.

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues by Sales Channel:
OEMs	$14,015	$10,944	$29,795	$22,092
Web sales and retail	2,689	2,155	5,730	4,380

Total revenue	$16,704	$13,099	$35,525	$26,472

Revenues by Geographic Region:
United States	$8,521	$7,045	$18,519	$14,895
Europe	947	642	2,296	1,624
Asia:
Japan	5,815	3,596	12,212	6,702
Other Asia	1,421	1,816	2,498	3,251

Total revenue	$16,704	$13,099	$35,525	$26,472

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	June 30, 2004	December 31, 2003
Tangible long-lived assets:
United States	$1,509	$1,691
Asia:
Japan	283	147
China	383	481
Taiwan	475	351

Total tangible long-lived assets	$2,650	$2,670

The following individual customers accounted for greater than 10% of revenue in any of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue from:
Customer A	24%	17%	22%	19%
Customer B	13%	5%	13%	5%
Customer C	6%	12%	8%	11%

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were:

	June 30, 2004	December 31, 2003
Account receivable from:
Customer C	22%	12%
Customer D	2%	15%
Customer E	12%	14%

Note 6. Contingencies:

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

PART 1 – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding 1) research and development expenses, (2) sales and marketing expenses, (3) other operating and capital expenditures, (4) anticipated growth of operations, personnel and infrastructure, (5) exercise prices of future option grants, (6) the sufficiency of our capital resources, (7) future sources of revenue, (8) growth, decline and seasonality of revenue, (9) deferrals of revenue, (10) interest income, (11) competition and competitive pressures, (12) general market and economic outlook, (13) product sales and prices, (14) our ability to comply with public company reporting requirements (15) settlement of intellectual property claims, (16) stock based compensation expenses, (17) general and administrative expenses, and (18) the utility of certain products The Company disclaims any obligation to update information in any forward-looking statement.

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

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a substantial majority of our revenue. We derived 73% of our revenue for the three months ended June 30, 2004 from sales of our WinDVD product, primarily to PC OEMs, as compared to 78% and 83% of our revenue in the three months ended March 31, 2004 and June 30, 2003, respectively. For the six months ended June 30, 2004 and June 30, 2003, WinDVD product sales accounted for 76% and 84% of revenue, respectively. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue. In the future, we expect to derive an increasing percentage of our revenue from sales of other products including WinDVD Creator, InstantON, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, and products sold through our retail and web-based sales channels.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard, IBM, Sony and Toshiba. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the three and six months ended June 30, 2004, our two largest customers accounted for 37% and 35% of our revenue, respectively, with Hewlett-Packard accounting for 24% and 22% of our revenue, respectively, and Toshiba accounting for 13% of our revenue in both periods. We expect that the revenue from Dell, which accounted for 6% and 8% of our revenue during the three and six months ended June 30, 2004, respectively, may decrease to $0 in future periods because our current portion of their business is moving to one of our competitors. If we are unable to replace this lost revenue with revenue from other customers or other sources, our revenue growth rate may slow or even decline. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there is only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may grow at a slower rate than in prior periods.

Shortly after the end of the second quarter, we signed a technology agreement with Microsoft Corporation whereby we have agreed to supply them with our DVD playback software for use in future products.

Historically, prices for our products have declined because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and periodic declines in unit sales. Accordingly, we have reduced the prices we charge PC OEMs for our WinDVD product, and expect such price reductions will continue in the future. As a matter of policy, we evaluate such price reductions on a continual basis and, in certain circumstances, may determine it will not be in the best interests of the Company to reduce prices below a certain level. We may decide not to lower our product prices, even if a loss of revenue would result. As a result of these declining prices, it may be more difficult for us to increase or maintain our revenue levels and may cause a decline in our gross profits even if our WinDVD and other product unit sales increase.

In 2000, we launched an Internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the three months ended June 30, 2004 and June 30, 2003, we derived 16% of our revenue from web and retail sales and for the six months ended June 30, 2004 and June 30, 2003, we derived 16% and 17% of our revenue from web and retail sales, respectively. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing, capital equipment and research and development. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 49% and 48% of our revenue for the three and six months ended June 30, 2004, respectively, as compared to 46% and 44% in the three and six months ended June 30, 2003, respectively. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. We do not use derivative instruments to hedge foreign exchange risk. In the future, an increasing portion of our international revenue and expense may be denominated in foreign currencies.

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

Revenue recognition

Our revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users. We record revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when:

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

Under the terms of the OEM license agreements, each OEM will qualify the Company’s software on their hardware and software configurations. Once the software has been qualified, the OEM will begin shipping products and report sales to the Company, at which point revenue will be recorded. The terms of the license agreements generally require the OEM to notify us of sales of our products within 30 to 45 days after the end of a given month or quarter in which the sales occur. As a result, we generally recognize revenue in the month or quarter following the sale of the product to these OEM customers.

The OEM will have the right to return the software prior to qualification. Once product has been shipped, most OEMs do not have a right of return. Based on the history of returns from our OEM license agreements that allow for some right of return, we have determined that the risk of return is immaterial. Therefore, the Company does not maintain a returns reserve related to OEM sales. Under the terms of the Company’s OEM license agreements, the OEM has certain inspection and acceptance rights. These rights lapse once the product has been qualified and shipments are reported to us. As a result, these acceptance rights do not impact the amounts or timing of revenue recognition.

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

Accounting for income taxes

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Changes in the valuation allowance are included in our consolidated statements of income as provision for income taxes. We exercise significant judgment in determining our provision for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefits from our deferred tax assets. If actual circumstances differ from our expectations, we may be required to adjust our estimates in future periods and our financial position, cash flows and results of operations could be materially affected.

Results of Operations – Comparison of the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
As a percentage of revenue:
Revenue	100%	100%	100%	100%

Cost of revenue	46	41	44	41

Gross profit	54	59	56	59

Operating expenses:
Research and development	16	15	14	14
Sales and marketing	16	16	15	17
General and administrative	12	7	10	7
Stock-based compensation	—	1	1	2

Total operating expenses	44	39	40	40

Income from operations	10	20	16	19
Other income, net	1	—	1	1

Income before income taxes	11	20	17	20
Provision for income taxes	4	8	6	8

Net income	7%	12%	11%	12%

Revenue

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
Revenue	16,704	13,099	28%	35,525	26,472	34%

Revenue increased 28% to $16.7 million for the three months ended June 30, 2004 from $13.1 million for the three months ended June 30, 2003. OEM product sales increased 28% to $14.0 million for the three months ended June 30, 2004 from $10.9 million for the three months ended June 30, 2003 and accounted for approximately 84% of total revenue for both three-month periods. Web and retail sales increased 25% to $2.7 million for the three months ended June 30, 2004 from $2.2 million for the three months ended June 30, 2003. We derived a substantial portion of our revenue from a small number of customers. For the three months ended June 30, 2004, our two largest customers accounted for 37% of our revenue, with Hewlett-Packard accounting for 24% of our revenue and Toshiba accounting for 13% of our revenue. In the three months ended June 30, 2003 two customers accounted for 29% of our revenue with Hewlett-Packard accounting for 17% of our revenue and Dell accounting for 12% of our revenue. Sales outside the United States accounted for 49% of our revenue for the three months ended June 30, 2004 and 46% of our revenue for the three months ended June 30, 2003. The growth in revenue for the three months ended June 30, 2004 over the same period in the prior year reflects increased revenue from our WinDVD product sales of 12% and a sales increase of over 100% of our non-WinDVD products, which includes WinDVD Creator, WinCinema, WinDVR and InterVideo DVD Copy. This increase in revenue is largely the result of corresponding increases in shipment volumes for the respective products.

For the six months ended June 30, 2004 revenue increased 34% to $35.5 million as compared to $26.5 million for the six months ended June 30, 2003. This increase was partly attributable to our OEM product sales, which increased 35% to $29.8 million for the six months ended June 30, 2004 from $22.1 million for the six months ended June 30, 2003. Web and retail sales also increased 31% to $5.7 million for the six months ended June 30, 2004 from $4.4 million for the six months ended June 30, 2003. This overall revenue increase for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 reflects 21% growth in WinDVD product sales, nearly five times growth in WinDVD Creator product sales and 41% growth in our other product offerings. Also included in the six months ended June 30, 2004 is approximately $600,000 representing the recognition of previously deferred revenue as a result of changes in contractual agreements. We derived a substantial portion of our revenue from a small number of customers. For the six months ended June 30, 2004, our two largest customers accounted for 35% of our revenue, with Hewlett-Packard accounting for 22% of our revenue and Toshiba accounting for 13% of our revenue. In the six months ended June 30, 2003 two customers accounted for 30% of our revenue with Hewlett-Packard accounting for 19% of our revenue and Dell accounting for 11% of our revenue. Sales outside the United States accounted for 48% of our revenue for the six months ended June 30, 2004 and 44% of our revenue for the six months ended June 30, 2003.

Cost of revenue

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
Cost of revenue	7,719	5,398	43%	15,653	10,833	44%
Percentage of total revenue	46%	41%		44%	41%

Cost of revenue consists primarily of licensed royalties, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology and costs associated with end-user PCS. Licensed royalties consist of royalties paid or accrued for payment to third parties for technologies incorporated into our products. In general, the amount of royalties depends on the number of our product units sold and the royalty rates associated with the third-party technology incorporated into those products. End-user PCS costs include the costs associated with providing assistance to end users of our products. With the exception of packaging and distribution costs, the cost of revenue is generally the same for each product, regardless of sales channel.

Cost of revenue increased to $7.7 million, or 46% of revenue, for the three months ended June 30, 2004 from $5.4 million, or 41% of revenue, for the three months ended June 30, 2003. The increase in absolute dollars was primarily due to increased unit sales. The increase as a percentage of revenue was largely due to an overall decline in selling prices of our WinDVD products and an increase in per unit pricing of third party royalties paid to Dolby Laboratories. While we expect per unit pricing of third party royalties to remain relatively constant in the future, we expect cost of revenue to increase as unit sales increase.

For the six months ended June 30, 2004, cost of revenue increased 44% to $15.7 million as compared to $10.8 million for the six months ended June 30, 2003. The increase in absolute dollars was primarily due to increased unit sales. The increase as a percentage of revenue was largely due to an overall decline in selling prices of our WinDVD products and an increase in per unit pricing of third party royalties paid to Dolby Laboratories.

Gross profit

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
Gross profit	8,985	7,701	17%	19,872	15,639	27%
Percentage of total revenue	54%	59%		56%	59%

Gross profit is affected by competitive price pressures, fluctuations in unit volumes, changes in royalty amounts and changes in the mix of products sold and in our mix of distribution channels. Differences in the gross profits by sales channel are primarily a reflection of the pricing differences, which can be impacted by distribution and marketing rebates, associated with each sales channel. In addition, our gross profit may be affected by costs associated with the settlement of intellectual property matters. Gross profits were 54% of revenue for the three months ended June 30, 2004 as compared to 59% for the three months ended June 30, 2003. The decrease reflects lower average selling prices of our WinDVD products to our major OEM customers and an increase in per unit pricing of third party royalties paid to Dolby Laboratories, offset somewhat by an increase in revenues from other products that typically enjoy higher gross profits. Also affecting the gross profit amounts were delays in shipments by several of our OEM customers for our higher margin products, such as InstantON, and delays in the purchase of some higher margin products by our Asian OEM partners in the graphics card market due to, we believe, their transition to a new technology.

For the six months ended June 30, 2004, gross profits were $19.9 million or 56% of revenue as compared with $15.6 million or 59% of revenue for the six months ended June 30, 2003. The decrease reflects lower average selling prices of our WinDVD products to our major OEM customers without a proportional decrease in third party royalties and an increase in per unit pricing of third party royalties paid to Dolby Laboratories. Also affecting the gross profit amounts were delays in shipments by several of our OEM customers for our higher margin products, such as InstantON, and delays in the purchase of some higher margin products by our Asian OEM partners in the graphics card market due to, we believe, their transition to a new technology. Gross profits were positively impacted during the six months ended June 30, 2004 by the aforementioned recognition of approximately $600,000 of previously deferred revenue as a result of changes in contractual arrangements wherein the related product costs were recorded in an earlier period.

While our product mix is gradually shifting toward higher margin products, which we expect will have a favorable impact on gross profits, if our customers and partners continue to experience delays in the shipment of higher end and higher margin products our gross profits will continue to be adversely impacted.

Research and development expenses

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
Research and development expenses	2,608	1,907	37%	4,897	3,621	35%
Percentage of total revenue	16%	15%		14%	14%

Research and development expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and quality assurance and testing. Research and development expenses were $2.6 million, or 16% of revenue, for the three months ended June 30, 2004 and $1.9 million, or 15% of revenue, for the three months ended June 30, 2003. The increase in absolute dollars and as a percentage of revenue was primarily attributable to $161,000 in increased payroll and payroll related expenses due to increased research and development headcount in Taiwan and China, an increase of $204,000 of facilities and related costs mainly due to expanded operations in Taiwan and China, an increase in spending on outside consulting, professional services and related fees of $210,000 for the development of new technologies and an increase in other research and development operating expenses of $126,000.

For the six months ended June 30, 2004, research and development expenses were $4.9 million or 14% of revenue as compared with $3.6 million or 14% of revenue for the six months ended June 30, 2003. The increase in absolute dollars was primarily attributable to $493,000 in increased payroll and payroll related expenses due to increased research and development headcount in our Asian facilities, an increase of $369,000 of facilities and related costs mainly due to expanded operations in Asia, an increase in spending on outside consulting, professional services and related fees of $284,000 for the development of new and existing technologies and an increase other research and development operating expenses of $130,000.

We believe that a significant level of research and development expenses will be required to remain competitive, and, as a result, we expect these expenses to continue to increase in absolute dollars in the future.

Sales and marketing expenses

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
Sales and marketing expenses	2,713	2,120	28%	5,471	4,395	24%
Percentage of total revenue	16%	16%		15%	17%

Sales and marketing expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased to $2.7 million, or 16% of revenue, for the three months ended June 30, 2004 from $2.1 million, or 16% of revenue, for the three months ended June 30, 2003. The increase was primarily attributable to $165,000 in increased payroll and payroll related expenses due to increased sales and marketing headcount, an increase in commissions of $108,000 due to increased retail activities, a $136,000 increase in public relations, promotional, tradeshow and travel expenses and an increase in other sales and marketing operating expenses of $184,000.

For the six months ended June 30, 2004, sales and marketing expenses were $5.5 million or 15% of revenue as compared to $4.4 million or 17% of revenue. The increase in absolute dollars was primarily attributable to $143,000 in increased payroll and payroll related expenses due to increased sales and marketing headcount, an increase in commissions of $256,000 due to increased retail activities, a $270,000 increase in facilities related expenses, a $255,000 increase in public relations, promotional, tradeshow and travel expenses and an increase in other sales and marketing operating expenses of $152,000. The decrease as a percentage of revenue is mainly attributable to the increase in revenue for the period while expenses incurred for sales and marketing activities did not increase proportionately.

We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars in the future as we seek to further establish our retail presence.

General and administrative expenses

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
General and administrative expenses	1,975	901	119%	3,680	1,854	98%
Percentage of total revenue	12%	7%		10%	7%

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees. General and administrative expenses increased to $2.0 million, or 12% of revenue, for the three months ended June 30, 2004 from $901,000, or 7% of revenue, for the three months ended June 30, 2003. This increase in absolute dollars and as a percentage of revenue was primarily due to increases in payroll and payroll related expenses of $185,000, directors’ and officers’ liability insurance premiums of $125,000, an increase in outside consulting fees of $364,000 primarily due to Sarbanes-Oxley compliance efforts, increased audit, legal and other professional fees of $225,000, increased investor relations expenses and Board of Directors fees of $97,000 which are all related to our status as a publicly traded company and increased travel and other operating expenses of $78,000.

For the six months ended June 30, 2004, general and administrative expenses were $3.7 million or 10% of revenue as compared to $1.9 million or 7% of revenue. The increase in absolute dollars and as a percentage of revenue was primarily attributable to $439,000 in increased payroll and payroll related expenses due to increased headcount and the implementation of a company-wide bonus plan, directors’ and officers’ liability insurance premiums of $250,000, an increase in outside consulting fees of $522,000 primarily due to Sarbanes-Oxley compliance efforts, increased audit, legal and other professional fees, of $355,000, increased investor relations expenses and Board of Directors fees of $160,000 which are all related to our status as a publicly traded company and increased travel and other operating expenses of $100,000.

We expect general and administrative expenses to increase in absolute dollars as we build our infrastructure to support our anticipated growth and operations as a public company although we expect these increases will be offset somewhat as our expenses related to Sarbanes Oxley compliance decrease later this year and next.

Stock-based compensation expenses

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
Stock-based compensation expenses	74	217	(66)%	149	550	(73)%
Percentage of total revenue	—%	1%		1%	2%

Deferred stock-based compensation is recorded when options are granted with exercise prices less than the deemed fair market value of the underlying common stock. Stock-based compensation expenses are recognized as deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the related options, which is generally four years. Stock-based compensation expenses decreased to $74,000 for the three months ended June 30, 2004 from $217,000 for the three months ended June 30, 2003.

For the six months ended June 30, 2004, stock-based compensation expenses decreased to $149,000 from $550,000 for the six months ended June 30, 2003.

In 2004, we continued to grant our stock options at exercise prices equal to the fair market value of our common stock on the date of grant, and therefore no additional deferred stock-based compensation has been recorded. Accordingly, we expect stock-based compensation expenses to continue to decrease through 2004.

Other income, net

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
Other income, net	262	75	249%	435	163	167%
Percentage of total revenue	1%	—%		1%	1%

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, offset by other expenses. Other income, net increased to $262,000 for the three months ended June 30, 2004 from $75,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, other income, net increased to $435,000 from $163,000 for the six months ended June 30, 2003. This increase is primarily due to the interest earned on the additional cash generated from our initial public offering in July 2003.

Provision for income taxes

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2004	2003		2004	2003
Provision for income taxes	747	1,057	(29)%	2,377	2,200	8%
Percentage of total revenue	4%	8%		6%	8%

We recorded a provision for income taxes of $747,000 for the three months ended June 30, 2004 as compared to $1.1 million for the three months ended June 30, 2003. Our effective tax rate was approximately 40% for the three months ended June 30, 2004. The effective tax rate for the three months ended June 30, 2003 was also 40%. For the six months ended June 30, 2004 we recorded a provision for income taxes of $2.4 million as compared to $2.2 million for the six months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004 was 39% as compared to 41% for the six months ended June 30, 2003. The effective tax rates for the three and six months ended June 30, 2003 did not reflect the tax benefit derived from the extraterritorial income (“ETI”).

Liquidity and Capital Resources

During the six months ended June 30, 2004, cash, cash equivalents and short-term investments increased by $536,000 to $70.3 million, representing 77% of our total assets. Our cash, cash equivalents and short-term investments totaled $69.7 million at December 31, 2003 and represented 79% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit.

Net cash provided by operating activities was $4.5 million for the six months ended June 30, 2004. Net income of $3.7 million was adjusted for depreciation and amortization of $663,000, stock-based compensation of $149,000, decreases in prepaid expenses and other assets of $538,000, increases in accrued liabilities and taxes payable of $528,000 and deferred revenue of $655,000. This was partially offset by deferred taxes and the provision for doubtful accounts of $240,000 an increase in accounts receivable of $1.5 million and a decrease in accounts payable of $122,000. The increase in accounts receivable is primarily due to increased shipment activity in the retail sector as well as changes in payment cycles with certain customers. The decrease in prepaid expenses and other current assets is mainly due to the amortization of prepaid directors and officers insurance and prepaid licenses and royalties. Net cash provided by operating activities was $2.1 million for the six months ended June 30, 2003. Net income of $3.2 million was adjusted for depreciation and amortization of $425,000, stock-based compensation of $550,000 and other non-cash charges and an increase in accounts payable of $263,000. This was offset by increases in accounts receivable of $414,000 and prepaid expenses and other current assets of $1.6 million and a decrease in accrued liabilities, taxes payable and deferred revenue of $226,000.

Net cash used in investing activities was $16.3 million for the six months ended June 30, 2004 due to purchases of short-term investments, net of by proceeds from maturities of short-term investments, of $13.9 million and purchases of property and equipment of $664,000 which was largely attributable to the implementation of our new ERP system, and expanded operations in Asia. Additionally, we invested $1.7 million in two private companies in Taiwan. Net cash used in investing activities was $832,000 for the six months ended June 30, 2003 due to purchases of short-term investments and property and equipment.

Cash used in financing activities was $1.4 million for the six months ended June 30, 2004 as a result of $2.6 million used for the repurchase of common stock offset by $1.2 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans. Cash provided by financing activities for the six months ended June 30, 2003 was $23,000 from proceeds from the issuance of common stock under our stock option plans.

In the quarter ended June 30, 2004, we announced a stock repurchase program pursuant to which we may purchase up to $10 million or 700,000 shares, of our outstanding common stock from time to time. $2.6 million of common stock was repurchased in this quarter, as mentioned above. The duration of the repurchase program is open-ended. Under the program, we could purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depends on market conditions and corporate and regulatory considerations. For further details of the stock repurchase program, refer to Part II, Item 2 of this 10-Q report.

We currently have no significant commitments for capital expenditures. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems.

We currently have no debt obligations and we have no other significant fixed contractual obligations or commercial commitments that are not already accrued for in our financial statements. There have been no significant changes in operating leases since December 31, 2003.

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

Off Balance Sheet Arrangements

As of June 30, 2004, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We did not achieve profitability until our fiscal year ended December 31, 2002. As of June 30, 2004, we had retained earnings of $1.4 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not sustain or increase profitability on a quarterly or annual basis in the future.

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

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property rights include the patents held by Nissim and by members of MPEG LA, DVD 6C and 4C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. We have received notices from some of our customers asserting that we are required to indemnify them under our agreements with them, or providing notice that they have received from third parties infringement claims that are related to our products. These customers include, among others, Micron Electronics and MPC LLC (formerly known as Micron PC LLC), as well as other customers with which we have settled. We may be required to make additional cash payments to settle similar claims in the future. Although MPEG LA has stated that some of our PC OEM customers, including Dell, Fujitsu Limited, Gateway, Hewlett-Packard, Sony and Toshiba, are currently MPEG LA licensees, not all of our PC OEM customers are MPEG LA licensees. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of claims of infringement brought by MPEG LA against those customers. Even with respect to those PC OEM customers that have become licensees, we may have liability to these customers for prior infringement and future royalty payments. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

We license technology from third parties for use in our WinDVD and other standards-based products, and we might not be able to ship our products in their present forms if we fail to maintain these license arrangements.

We license technology for use in our WinDVD product, our WinRip product, our WinDVD Creator product, our WinRecorder product and other existing and planned products from third parties under agreements, some of which have a limited duration. For example, we have a license agreement with Dolby Laboratories for its audio technology and logo, a license agreement with the DVD Copy Control Association, Inc. for the content scrambling system designed to prevent the copying of DVDs, a license with MPEG-LA for its MPEG-2 video technology, a license from Thomson Licensing S.A. for its MP3 audio technology and various other license agreements relating to patents, know-how and trademarks that are important to various aspects of the development, marketing and sale of our products. We are obligated to pay royalties under each of the Dolby, DVD Copy Control Association, MPEG-LA and Thomson Licensing S.A. agreements, and Dolby, DVD Copy Control Association, MPEG LA and Thomson Licensing may each terminate its license if we breach any material provision of the license or if other events occur, as specified in the license agreement. Recently, Dolby informed us of a royalty pricing increase planned the second quarter of 2004. Accordingly, even if we are able to maintain our licensing agreements with Dolby, we expect our gross profits to be adversely affected by increased royalty payments to Dolby. If we fail to maintain these license arrangements, we might not be able to ship our products in their present forms and our revenue could decline.

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

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the three and six months ended June 30, 2004, our two largest customers accounted for 37% and 35% of our revenue, respectively, with Hewlett-Packard accounting for 24% and 22% of our revenue, respectively, and Toshiba accounting for 13% of our revenue in both periods. We expect that the revenue from Dell, which accounted for 6% and 8% of our revenue during the three and six months ended June 30, 2004, respectively, may decrease to $0 in future periods because our current portion of their business is moving to one of our competitors. If we are unable to replace this lost revenue with revenue from other customers or other sources, our revenue growth rate may slow or even decline. One customer accounted for 22% of our accounts receivables balance as of June 30, 2004. While a substantial portion of this accounts receivable has been paid, we expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

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

We derived 73% of our revenue for the three months ended June 30, 2004 from sales of our WinDVD product, primarily to PC OEMs, as compared to 78% and 83% of our revenue in the three months ended March 31, 2004 and June 30, 2003, respectively. For the six months ended June 30, 2004 and June 30, 2003, WinDVD product sales accounted for 76% and 84% of revenue, respectively. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial majority of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

We expect our current competitors to introduce similar or improved products at lower prices, and we will need to do the same to remain competitive. For example, we expect revenues from Dell to decline in successive quarters with the possibility of no revenue from Dell in the future periods, because our current portion of their business is moving to one of our competitors. We may not be able to compete successfully against either current or future competitors with respect to new or improved products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

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

In connection with the audit of our financial statements for the year ended December 31, 2003, our independent auditors advised management and the Audit Committee of the Board of Directors that it had identified a deficiency in internal controls that rose to the level of a reportable condition under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters that, in our auditors’ judgment, relate to significant deficiencies in the design or operation of our internal controls that could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. The reportable condition identified by our auditors relates to our internal controls over revenue recognition. During the quarter ended June 30, 2004 we implemented procedures and policies that we believe improves our ability to process and report accurate revenue numbers, and will remedy the reportable condition identified by our auditors. Our failure to continue to enforce these newly enacted procedures and policies may adversely affect our ability to record, process, summarize and report financial data in compliance with public company reporting requirements. Any failure to comply with public company reporting requirements could cause our stock price to decline.

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

Our international operations accounted for 49% and 48% of our revenue for the three and six months ended June 30, 2004 and 46% and 44% of our revenue for the three and six months ended June 30, 2003, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

Foreign currency risk

To date, most of our revenue has been denominated in U.S. dollars. We expect, however, an increasing amount of revenue from selected international markets to be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques to minimize the effect of these fluctuations, exchange rate fluctuations may harm our financial results. For the three and six months ended June 30, 2004, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest rate risk

We have limited exposure to financial market risks, including changes in interest rates. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, and subject to the limitations described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in internal controls over financial reporting.

During the quarter ended June 30, 2004, we implemented procedures and policies that we believe improves our ability to process and report accurate revenue numbers. Among these changes was the formalization of our revenue recognition policy, which not only documents and clarifies our policies surrounding revenue recognition but also documents the related processes in place to ensure these policies are adhered to.

Except for the above changes, there were no other significant changes in our internal controls over financial reporting identified in connection with the evaluation described in Item 4 above that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART 2 – OTHER INFORMATION

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On May 10, 2004, we announced a stock repurchase program pursuant to which we may purchase up to $10 million or 700,000 shares, of our outstanding common stock from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depends on market conditions and corporate and regulatory considerations.

The following table summarizes the stock repurchases transactions that occurred during the quarter ended June 30, 2004.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
May 1, 2004 through May 31, 2004	200,200	$12.93	200,200	499,800

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 31, 2004. At the meeting, the following proposals received the votes listed below:

Proposal I. Election of Director, George Haber, for three-year term expiring 2007.

Votes for:	7,212,315
Votes against:	16,443

The Company’s Board of Directors is currently comprised of five members.

Proposal II. Approval of ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2004.

Votes for:	7,214,853
Votes against:	11,905
Abstentions:	2,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 are as follows:

Exhibit footnote	Exhibit Number	Description
(a)	3.1	Certificate of Incorporation

(b)	3.2	Bylaws

(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Exhibit 3.2 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed the following Current Report on Forms 8-K during the quarter ended June 30, 2004:

On April 29, 2004, the Company furnished a Current Report on Form 8-K under Item 12 regarding the Company’s issuance of a press release announcing its earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 16, 2004

InterVideo, Inc.
(Registrant)

By:	/s/ STEVE RO
Steve Ro Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH
Randall Bambrough Chief Financial Officer

EXHIBIT INDEX

Exhibit footnote	Exhibit Number	Description
(a)	3.1	Certificate of Incorporation

(b)	3.2	Bylaws

(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Exhibit 3.2 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.