Form 10-Q
period 2004-09-30
INTERVIDEO INC
filed 2004-11-15
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

On November 1, 2004, the Registrant had 13,552,075 shares of common stock outstanding, $0.001 par value per share.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$32,664	$46,875
Short-term investments	38,266	22,862
Accounts receivable, net of allowance for doubtful accounts of $261 and $254, respectively	8,002	5,515
Deferred tax assets	1,611	1,543
Prepaid expenses and other current assets	3,052	2,468

Total current assets	83,595	79,263

Property and equipment, net	2,409	2,241
Goodwill	1,018	1,018
Other purchased intangible assets	133	283
Deferred tax assets	4,685	4,685
Long term investments	1,627	—
Other assets	268	429

Total assets	$93,735	$87,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$957	$1,039
Accrued liabilities	11,594	9,503
Income taxes payable	1,453	1,539
Deferred revenue	3,376	3,422

Total current liabilities	17,380	15,503

Stockholders’ equity:
Preferred Stock, $0.001 par value: 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value: 150,000 shares authorized; 13,526 and 12,970 shares issued and outstanding, respectively	14	13
Additional paid-in capital	74,812	76,283
Notes receivable from stockholders	(821)	(905)
Deferred stock-based compensation	(160)	(531)
Accumulated other comprehensive loss	(212)	(123)
Retained earnings (accumulated deficit)	2,722	(2,321)

Total stockholders’ equity	76,355	72,416

Total liabilities and stockholders’ equity	$93,735	$87,919

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue	$18,510	$14,358	$54,035	$40,830
Cost of revenue	8,295	5,427	23,948	16,260

Gross profit	10,215	8,931	30,087	24,570

Operating expenses:
Research and development	2,380	1,907	7,276	5,529
Sales and marketing	2,299	2,230	7,771	6,625
General and administrative	3,085	1,018	6,764	2,871
Stock-based compensation (1)	77	189	226	739

Total operating expenses	7,841	5,344	22,037	15,764

Income from operations	2,374	3,587	8,050	8,806

Other income, net	211	152	645	315

Income before income taxes	2,585	3,739	8,695	9,121
Provision for income taxes	1,275	1,385	3,652	3,584

Net income	$1,310	$2,354	$5,043	$5,537

Net income per share:
Basic	$0.10	$0.21	$0.38	$1.03

Diluted	$0.09	$0.16	$0.33	$0.42

Number of shares used in net income per share calculation:
Basic	13,436	10,988	13,354	5,394

Diluted	15,274	15,020	15,352	13,138

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Research and development	$25	$51	$81	$245
Sales and marketing	24	69	39	257
General and administrative	28	69	106	237

Total stock-based compensation expenses	$77	$189	$226	$739

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,043	$5,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	885	594
Deferred taxes	(71)	(118)
Stock-based compensation	226	739
Provision for doubtful accounts	115	(37)
Loss from disposal of property and equipment	28	49
Interest income on notes receivable from stockholders	(30)	(30)
Equity in net loss of long-term investments	35	—
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	(2,903)
Prepaid expenses and other current assets	(593)	(1,648)
Other assets	160	(22)
Accounts payable	(74)	522
Deferred revenue	(40)	1,490
Accrued liabilities and income taxes payable	2,018	(122)

Net cash provided by operating activities	5,078	4,051

Cash flows from investing activities:
Purchases of property and equipment	(931)	(491)
Purchases of short-term investments	(71,758)	(4,651)
Proceeds from maturities of short-term investments	56,265	3,956
Purchase of long term investments	(1,662)	—

Net cash used in investing activities	(18,086)	(1,186)

Cash flows from financing activities:
Proceeds from repayment of notes receivable	113	—
Proceeds from initial public offering, net	—	40,355
Proceeds from issuance of common stock under stock option and purchase plans	1,271	79
Repurchase of common stock for retirement	(2,596)	—

Net cash provided by (used in) financing activities	(1,212)	40,434

Effect of change in exchange rates on cash and cash equivalents	9	29

Net increase (decrease) in cash and cash equivalents	(14,211)	43,328

Cash and cash equivalents, beginning of period	46,875	17,137

Cash and cash equivalents, end of period	$32,664	$60,465

Supplementary disclosures of non-cash investing and financing activities:
Deferred stock-based compensation, net of cancellation adjustments	$(145)	$(161)
Conversion of convertible preferred stock into common stock	—	24,904
Unrealized gain (loss) on available-for-sale investments	(89)	5

Supplementary disclosure:
Income tax payments, net of refunds	$1,991	$1,285

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Business

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company has historically derived a substantial majority of its revenue from sales of its WinDVD product, a software DVD player for personal computers (“PCs”) to PC original equipment manufacturers (“OEMs”). Other products include WinDVD Creator, InstantON, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of its DVD and DVR software designed for Linux-based PCs and consumer electronic (“CE”) devices. The Company’s software is bundled with products sold by PC OEMs. The Company sells its products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide. In addition, the Company sells products through retail channels and directly to consumers through its websites.

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

Long term investments

The Company from time to time acquires certain equity investments for the promotion of business and strategic objectives. Non-marketable equity investments are accounted for using the equity method if the Company has significant influence over operating and financial policies of the investee, or using the cost method if the Company cannot assert significant influence over the investee. Such investments are also subjected to periodic impairment review. As there are no liquid market to provide information for valuing such securities, the impairment analysis involves significant judgment on the part of management. Should the Company determine that a decline in the securities’ fair value that is considered to be other than temporary, a writedown is recorded as other non-operating expense.

INTERVIDEO, INC.

Revenue recognition

The Company’s revenue is primarily derived from fees paid under software licenses granted to OEMs, distributors and directly to end users. The Company records revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable and collectibility is probable.

Under the terms of the Company’s license agreements with the OEMs, the OEMs are entitled only to unspecified upgrades on a when and if available basis, prior to sell in to the OEM’s sales channel partners or sell through to the OEM’s end customers. Under the terms of the Company’s revenue recognition policy, the Company recognizes revenue based on evidence of products being sold by the OEMs to end customers or to the OEM’s sales channel partners. The Company does not have any obligation to provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners. Accordingly, the Company does not defer any revenue as the Company no longer has any obligations once an OEM’s products have been shipped from the OEM to the OEM’s sales channel partners or to an OEM’s end customer. Under certain other agreements, the Company defers the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant PCS provided to the OEM’s customers. Depending on the specific contractual obligation, the Company recognizes this revenue over a period of the shorter of the contractual obligation period or the estimated life of the product. In general, the Company considers the estimated life of our products to be three years.

Under the terms of the OEM license agreements, each OEM will qualify the Company’s software on its hardware and software configurations. Once the software has been qualified, the OEM will begin to ship products and report sales to the Company, at which point revenue will be recorded. The OEM, typically has the right to return the software prior to qualification. Once it has been shipped, most OEMs do not have a right of return. Based on the history of returns from our OEMs, we have determined that the risk of returns is not material. Therefore, the Company does not maintain a returns reserve related to OEM sales. Under the terms of the Company’s OEM license agreements, the OEM has certain inspection and acceptance rights. These rights lapse once the product has been qualified and the shipments are reported to the Company. Therefore, these acceptance rights do not impact the amounts or timing of revenue recognition.

Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their customers or sales channel partners. These OEMs pay fees on a per-unit basis, and the Company records associated revenue when it receives notification of the OEMs’ sales of the licensed software. The terms of the license agreements generally require the OEMs to notify the Company of sales of its products within 30 to 45 days after the end of a given month or quarter in which the sales occur. As a result, the Company generally recognizes revenue in the month or quarter following the sale of the product to the OEMs’ customers or sales channel partners.

A small number of OEMs that sell PC components place orders with the Company for a fixed quantity of units at a fixed price based on an agreed purchase order or contract. In such cases, qualification of the Company’s product is not required, and these OEMs have no rights to upgrades or returns. The Company generally recognizes revenue upon shipment to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting the Company’s software to the OEMs’ hardware and software configurations. The prepaid license fees are typically recognized based on either a straight-line amortization over the prepayment period or based on actual shipments, whichever is greater. The NRE service fees are recognized upon completion and acceptance of NRE service. However, some OEM agreements also provide the OEM with rights to free PCS, including unspecified future software upgrades. PCS is typically not available to the OEMs’ end users. The Company has established vendor specific objective evidence (“VSOE”) of fair value for PCS for end customer support on a limited number of products sold to OEMs in Japan. On these arrangements, the Company uses the residual method to account for the allocation between the license revenue and the service revenue. The allocated license revenue is recognized in full upon the OEM’s sale of the license product into the OEM’s sales channel and, where the only undelivered element of the agreement is PCS, the allocated PCS is recognized over the period of the PCS obligation. In all other agreements where the Company has sold PCS in which it has not been able to establish a VSOE of fair value for PCS or where there are additional undelivered elements such as NRE fees, the Company defers all of the revenue until the additional undelivered elements are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS, the Company will recognize the entire agreement over the PCS period.

INTERVIDEO, INC.

End-user sales are made directly through the Company’s websites. The Company does not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. The Company recognizes revenue from sales through its websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase the Company’s software from its websites have limited rights of return for products they have purchased in the previous 14 days, which the Company currently reserves for using a 30-day sales return reserve based upon historical return percentages.

The Company sells product to retailers and distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor will not take ownership of the product at the point in time when the Company ships product to the distributor. Once the distributor sells the consignment-based product to a retailer or an end customer and ownership is transferred from the Company to the retailer or end customer, the distributor will report those sales to the Company and the Company will invoice the distributor. For non-consignment product shipments, the distributor will take ownership of the product at the point in time when the Company ships the product to the distributor and the Company invoices the distributor upon such shipment. Since the Company does not have contractually obligated minimum order or payment terms with its distributors, the Company will not recognize revenue for retail product distribution prior to invoicing. Certain distributors and retailers, primarily in Japan, have limited rights to return product that was purchased in the previous six-months. These distributors have no rights to product upgrades. The Company generally recognizes revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. The Company generally recognizes revenue upon receipt of evidence that the distributors and retailers have sold the Company’s products through to end users less any required rebate or pricing reserves.

Certain customer agreements call for the payment by the Company of marketing development funds, co-operative advertising fees, rebates or similar charges. The Company accounts for such fees as a reduction in revenue, unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case the Company record these transactions as a marketing expense. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

Cost of revenue

Cost of revenue consists primarily of licensed royalties, expenses incurred to manufacture, package and distribute the Company’s software products, the amortization of developed technology and costs associated with end-user PCS. Licensed royalties consist of royalties paid or accrued for payment to third parties for technology incorporated into the Company’s products. In general, the amount of royalties depends on the number of the Company’s product units sold and the royalty rates associated with the third-party technology incorporated into those products. The Company sometimes prepays for the right to bundle and distribute certain license technologies. In general these prepayment amounts are a flat rate and are not associated with the number of units of the bundled product that is shipped. The Company amortizes the expense of these prepaid royalty amounts over the shorter of the license right or the estimated useful life of the technology. In general, the license rights are granted for one year and the estimated useful life of the technology is three years.

End-user PCS costs include the costs associated with providing assistance to end users of the Company’s products. The Company does not defer the recognition of any revenue associated with sales to end users, because no upgrades are provided and PCS is provided within 90 days after the associated revenue is recognized. Certain product costs associated with sales to distributors, retailers and end users are deferred until the corresponding revenue has been recognized.

INTERVIDEO, INC.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$1,310	$2,354	$5,043	$5,537

Denominator:
Basic:
Weighted average common shares outstanding	13,468	11,067	13,398	5,485
Less: weighted average shares subject to repurchase	(32)	(79)	(44)	(91)

Denominator for basic calculation	13,436	10,988	13,354	5,394

Net income per share - Basic	$0.10	$0.21	$0.38	$1.03

Diluted:
Weighted average common shares outstanding	13,468	11,067	13,398	5,485
Weighted average dilutive effect of convertible preferred stock	—	1,209	—	5,014
Weighted average dilutive effect of common stock options	1,806	2,744	1,954	2,639

Denominator for diluted calculation	15,274	15,020	15,352	13,138

Net income per share – Diluted	$0.09	$0.16	$0.33	$0.42

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Antidilutive options to purchase common shares	926	—	840	—

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

(in thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$1,310	$2,354	$5,043	$5,537
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	77	189	226	739
Deduct: Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(1,628)	(572)	(4,123)	(1,791)

Pro forma net income (loss)	$(241)	$1,971	$1,146	$4,485

Net income (loss) per share
Basic – as reported	$0.10	$0.21	$0.38	$1.03

Basic – pro forma	$(0.02)	$0.18	$0.09	$0.83

Diluted – as reported	$0.09	$0.16	$0.33	$0.42

Diluted – pro forma	$(0.02)	$0.13	$0.07	$0.34

The weighted average fair values of options granted to employees in the three and nine months ended September 30, 2004 and 2003 are summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average fair value of options granted to employees	$7.91	$9.09	$10.28	$9.36
Black-Scholes model assumptions:
Risk-free interest rate	2.92%	2.20%	2.97% -2.17%	2.20%-1.77%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	87.5%	90.0%	87.5%	90.0%

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

The weighted average fair value of each common stock purchase right was $5.29 for nine months ended September 30, 2004, estimated on the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions:

Nine months ended September 30, 2004
Weighted average fair value of common stock purchase rights to employees under the ESPP	$5.29

Black-Scholes model assumptions:
Risk-free interest rate	2.97%
Expected life	1.25 years
Dividend yield	0%
Volatility	76.0%

Other income, net

Other income, net consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income	$224	$113	$584	$254
Other	(13)	39	61	61

Other income, net	$211	$152	$645	$315

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

For the period ended September 30, 2004, the Company calculated its projected effective tax rate for the year ending December 31, 2004 to be 42%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, difference between federal and foreign tax rates and changes in assumptions in the Company’s ability to utilize foreign net operating loss credits in the current resulting in the reversal of previously assumed benefits.

INTERVIDEO, INC.

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

The components of comprehensive income were as follows (in thousands):

	Three months ended, September 30,		Nine months ended, September 30,
	2004	2003	2004	2003
Net income	$1,310	$2,354	$5,043	$5,537
Other comprehensive income (loss):
Change in unrealized gain (loss) of available-for-sale investments	89	(12)	(89)	5
Change in cumulative translation adjustment	(14)	65	—	77

Comprehensive income	$1,385	$2,407	$4,954	$5,619

Note 3. Balance Sheet Components:

Short-term investments

Short-term investments consist of (in thousands):

	As of September 30, 2004
	Amortized cost	Gross unrealized losses	Estimated fair Market value
Available-for-sale securities:
U.S. treasury and federal agency notes	$26,261	$(124)	$26,137
State and municipal notes/bonds	12,138	(9)	12,129

Total short-term investments	$38,399	$(133)	$38,266

	As of December 31, 2003
	Amortized cost	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. treasury and federal agency notes	$19,081	$(38)	$19,043
Corporate bonds	276	—	276
Certificates of deposit	3,549	(6)	3,543

Total short-term investments	$22,906	$(44)	$22,862

The available-for-sale securities at September 30, 2004 have contractual maturities ranging from 2004 to 2007.

INTERVIDEO, INC.

Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Equipment	$1,973	$1,582
Furniture and fixtures	391	280
Purchased software	1,751	810
Leasehold improvements	521	492
Vehicles	115	115
Construction in process	—	703

	4,751	3,982
Less : Accumulated depreciation and amortization	(2,342)	(1,741)

Property and equipment, net	$2,409	$2,241

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Purchased development technology	$1,000	$1,000
Less: Accumulated amortization	(867)	(717)

Total other purchased intangible assets	$133	$283

The anticipated amortization schedule for the remaining years of other purchased intangible assets, net, is as follows (in thousands):

October 1 to December 31, 2004	$50
Year ending December 31, 2005	83

Total	$133

Long-term investments

The Company acquired certain equity investments for strategic objectives, during the three months ended June 30, 2004. As of September 30, 2004, these investments were accounted for using the equity method of accounting because the Company has significant influence over operating and financial policies of the investees. The Company records its proportionate share of the investees’ net income or loss on a one-quarter lag, as it is not practical to obtain financial information from these privately-owned investees prior to the issuance of the Company’s current quarter financial statements.

The following table summaries the long-tem investments (amounts in thousands):

Name of the Investees	Country	Shareholding %	Carrying value of investment
Master Integrated Appliances Co., Ltd.	Taiwan	35%	$860
Appro Photoelectron Inc.	Taiwan	5%	767

			$1,627

INTERVIDEO, INC.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Payroll and related benefits	$1,776	$1,121
Royalties	7,273	7,052
Other	2,545	1,330

Total accrued liabilities	$11,594	$9,503

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

$2.6 million of common stock, or 200,200 shares, were repurchased and retired in the quarter ended June 30, 2004. There was no stock repurchased in the quarter ended September 30, 2004.

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

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues by Sales Channel:
OEMs	$15,647	$11,810	$45,442	$33,956
Web sales and retail	2,863	2,548	8,593	6,874

Total revenue	$18,510	$14,358	$54,035	$40,830

Revenues by Geographic Region:
United States	$9,823	$7,629	$28,342	$22,476
Europe	681	880	2,977	2,504
Asia:
Japan	6,125	3,925	18,337	10,598
Other Asia	1,881	1,924	4,379	5,252

Total revenue	$18,510	$14,358	$54,035	$40,830

INTERVIDEO, INC.

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	September 30, 2004	December 31, 2003
Tangible long-lived assets:
United States	$1,405	$1,691
Asia:
Japan	221	147
China	428	481
Taiwan	623	351

Total tangible long-lived assets	$2,677	$2,670

The following individual customers accounted for greater than 10% of revenue in any of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue from:
Customer A	26%	17%	23%	19%
Customer B	13%	3%	13%	4%
Customer C	6%	15%	7%	13%

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were:

	September 30, 2004	December 31, 2003
Account receivable from:
Customer A	28%	—%
Customer C	4%	12%
Customer D	1%	15%
Customer E	11%	14%

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

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding 1) research and development expenses, (2) sales and marketing expenses, (3) other operating and capital expenditures, (4) anticipated growth of operations, personnel and infrastructure, (5) exercise prices of future option grants, (6) the sufficiency of our capital resources, (7) future sources of revenue, (8) growth, decline and seasonality of revenue, (9) deferrals of revenue, (10) interest income, (11) competition and competitive pressures, (12) general market and economic outlook, (13) product sales and prices, (14) our ability to comply with public company reporting requirements (15) settlement of intellectual property claims, (16) stock based compensation expenses, (17) general and administrative expenses, and (18) the utility of certain products. The Company disclaims any obligation to update information in any forward-looking statement.

Overview

We are a leading provider of DVD software. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. We began operations in 1998 and shipped our first products in 1999. We sell our products to PC OEMs, consumer electronics (“CE”) manufacturers and PC peripherals manufacturers worldwide and offer our software in up to 27 languages. We derive revenue primarily from the sale of software licenses to OEMs, which install our software onto PCs prior to delivery to customers. In addition, we derive revenue from the license of our software to CE manufacturers and manufacturers of PC peripherals that incorporate our software into their own products for distribution. We also sell our software through retail channels and directly to end users through our websites.

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a substantial majority of our revenue. We derived 66% of our revenue for the three months ended September 30, 2004 from sales of our WinDVD product, primarily to PC OEMs, as compared to 73% and 81% of our revenue in the three months ended June 30, 2004 and September 30, 2003, respectively. For the nine months ended September 30, 2004 and September 30, 2003, WinDVD product sales accounted for 72% and 83% of revenue, respectively. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a majority of our revenue. However, in the future, we expect to derive an increasing percentage of our revenue from sales of other products including WinDVD Creator, InstantON, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, and products sold through our retail and web-based sales channels.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard, IBM, Sony and Toshiba. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the three and nine months ended September 30, 2004, our two largest customers accounted for 39% and 36% of our revenue, respectively, with Hewlett-Packard accounting for 26% and 23% of our revenue, respectively, and Toshiba accounting for 13% of our revenue in both periods. We expect that the revenue from Dell, which accounted for 6% and 7% of our revenue during the three and nine months ended September 30, 2004, respectively, may decrease to $0 in future periods because our current portion of their business is moving to one of our competitors. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there is only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased unit sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may grow at a slower rate than in prior periods.

INTERVIDEO, INC.

During the third quarter, we signed a technology agreement with Microsoft Corporation whereby we have agreed to supply them with our DVD playback software for use in future products.

Historically, prices for our products have declined because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and periodic declines in unit sales. Accordingly, we have reduced the prices we charge PC OEMs for our WinDVD and other products, and expect such price reductions will continue in the future. As a matter of policy, we evaluate such price reductions on a continual basis and, in certain circumstances, may determine it will not be in the best interests of the Company to reduce prices below a certain level. We may decide not to lower our product prices, even if a loss of revenue would result. As a result of these declining prices, it may be more difficult for us to increase or maintain our revenue levels and price declines may cause a decline in our gross profits even if our WinDVD and other product unit sales increase.

In 2000, we launched an Internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the three months ended September 30, 2004 and September 30, 2003, we derived 15% and 18% of our revenue from web and retail sales, respectively, and for the nine months ended September 30, 2004 and September 30, 2003, we derived 16% and 17% of our revenue from web and retail sales, respectively. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing, capital equipment and research and development. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 47% and 48% of our revenue for the three and nine months ended September 30, 2004, respectively, as compared to 47% and 45% in the three and nine months ended September 30, 2003, respectively. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. We do not use derivative instruments to hedge foreign exchange risk. In the future, an increasing portion of our international revenue and expense may be denominated in foreign currencies.

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

Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sell in to the OEM’s sales channel partners or sell through to the OEM’s end customers. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products being sold by the OEMs to end customers or to the OEM’s sales channel partners. We do not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners. Accordingly, under such agreements we do not defer any revenue, as we no longer have an obligation once an OEM’s products have been shipped from the OEM to the OEM’s sales channel partners or to an OEM’s end customer. Under certain other agreements, we defer the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant PCS provided to the OEMs’ customers. Depending on the specific contractual obligation, we recognize this revenue over a period of the shorter of the contractual obligation period or the estimated life of the product. In general, we consider the estimated life of our products to be three years.

Under the terms of the OEM license agreements, each OEM will qualify our software on their hardware and software configurations. Once the software has been qualified, the OEM will begin shipping products and report sales to us, at which point revenue will be recorded. The terms of the license agreements generally require the OEM to notify us of sales of our products within 30 to 45 days after the end of a given month or quarter in which the sales occur. As a result, we generally recognize revenue in the month or quarter following the sale of the product to the OEM’s customers.

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

A small number of OEMs that sell PC components, place orders with us for a fixed quantity of units at a fixed price based on an agreed purchase order or contract. In such cases, qualification of our products is not required, and these OEMs have no rights to upgrades or returns. We generally recognize revenue upon shipment to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting our software to the OEM’s hardware and software configurations. The prepaid license fees are typically recognized based on either a straight-line amortization over the prepayment period or based on actual shipments, whichever is greater. The NRE service fees are recognized upon completion and acceptance of the NRE service. However, some OEM agreements also provide the OEM with rights to free PCS, including unspecified future software upgrades. PCS is typically not available to the OEMs’ end users. We have established vendor specific objective evidence (“VSOE”) of fair value for PCS for end customer support on a limited number of products sold to OEMs in Japan. On these arrangements, we use the residual method to account for the allocation between the license revenue and the service revenue. The allocated license revenue is recognized in full upon the OEM’s sale of the license product to the OEM’s sales channel partners and, where the only undelivered element of the agreement is PCS, the allocated PCS is recognized over the period of the PCS obligation. In all other agreements where we have sold PCS in which we have not been able to establish a VSOE of fair value for PCS or where there are additional undelivered elements, such as NRE fees, we defer all of the revenue until the additional undelivered elements are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS, we will recognize the entire agreement over the PCS period.

INTERVIDEO, INC.

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

We sell product to retailers and distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor will not take ownership of the product at the point in time when we ship product to the distributor. Once the distributor sells the consignment-based product to a retailer or an end customer and ownership is transferred from us to the retailer or end customer, the distributor will report those sales to us and we will invoice the distributor. For non-consignment product shipments, the distributor will take ownership of the product at the point in time when we ship the product to the distributor and we invoice the distributor upon such shipment. Since we do not have contractually obligated minimum orders or payment terms with our distributors, we do not recognize revenue for retail product distribution prior to invoicing. Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. We generally recognize revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, less any required rebate or pricing reserves.

Certain customer agreements call for the payment by us of marketing development funds, co-operative advertising fees, rebates or similar charges. We account for such fees as a reduction in revenue unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case we record these transactions as marketing expense. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

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

INTERVIDEO, INC.

Results of Operations – Comparison of the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
As a percentage of revenue:
Revenue	100%	100%	100%	100%

Cost of revenue	45	38	44	40

Gross profit	55	62	56	60

Operating expenses:
Research and development	13	13	14	13
Sales and marketing	12	16	14	16
General and administrative	17	7	13	7
Stock-based compensation	—	1	—	2

Total operating expenses	42	37	41	38

Income from operations	13	25	15	22
Other income, net	1	1	1	—

Income before income taxes	14	26	16	22
Provision for income taxes	7	10	7	8

Net income	7%	16%	9%	14%

Revenue

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
Revenue	18,510	14,358	29%	54,035	40,830	32%

Revenue increased 29% to $18.5 million for the three months ended September 30, 2004 from $14.4 million for the three months ended September 30, 2003. OEM product sales increased 32% to $15.6 million for the three months ended September 30, 2004 from $11.8 million for the three months ended September 30, 2003 and accounted for approximately 85% of total revenue for the three months ended September 30, 2004 as compared to 82% of total revenue for the three months ended September 30, 2003. Web and retail sales increased 12% to $2.9 million for the three months ended September 30, 2004 from $2.5 million for the three months ended September 30, 2003. We derived a substantial portion of our revenue from a small number of customers. For the three months ended September 30, 2004, our two largest customers accounted for 39% of our revenue, with Hewlett-Packard accounting for 26% of our revenue and Toshiba accounting for 13% of our revenue. In the three months ended September 30, 2003, two customers accounted for 32% of our revenue with Hewlett-Packard accounting for 17% of our revenue and Dell accounting for 15% of our revenue. Sales outside the United States accounted for 47% of our revenue for both three month periods ended September 30, 2004 and September 30, 2003. The growth in revenue for the three months ended September 30, 2004 over the same period in the prior year reflects increased revenue from our WinDVD product sales of 5% and increased revenue of over 130% of our non-WinDVD products, which include WinDVD Creator, WinCinema, WinDVR and InterVideo DVD Copy as well as initial revenue from our InstantON product. Revenue from our non-WinDVD products represented 34% of total revenue for the three months ended September 30, 2004 as compared with 19% in the three months ended September 30, 2003. This overall increase in revenue for the three month period ended September 30, 2004 as compared with the three month period ended September 30, 2003 is largely the result of corresponding increases in shipment volumes for the respective products although continued erosion in the selling prices of our WinDVD product has adversely impacted the absolute dollar increases in revenue for these products.

INTERVIDEO, INC.

For the nine months ended September 30, 2004 revenue increased 32% to $54.0 million as compared to $40.8 million for the nine months ended September 30, 2003. This increase was partly attributable to our OEM product sales, which increased 34% to $45.4 million for the nine months ended September 30, 2004 from $34.0 million for the nine months ended September 30, 2003. Web and retail sales increased 25% to $8.6 million for the nine months ended September 30, 2004 from $6.9 million for the nine months ended September 30, 2003. This overall revenue increase for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 reflects 16% growth in WinDVD product sales, over five times growth in WinDVD Creator product sales and 41% growth in our other product offerings, including initial revenues from our InstantON product. Also included in the nine months ended September 30, 2004 is approximately $600,000 representing the recognition of previously deferred revenue as a result of changes in contractual agreements. We derived a substantial portion of our revenue from a small number of customers. For the nine months ended September 30, 2004, our two largest customers accounted for 36% of our revenue, with Hewlett-Packard accounting for 23% of our revenue and Toshiba accounting for 13% of our revenue. In the nine months ended September 30, 2003 two customers accounted for 32% of our revenue with Hewlett-Packard accounting for 19% of our revenue and Dell accounting for 13% of our revenue. Sales outside the United States accounted for 48% of our revenue for the nine months ended September 30, 2004 and 45% of our revenue for the nine months ended September 30, 2003.

Cost of revenue

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
Cost of revenue	8,295	5,427	53%	23,948	16,260	47%
Percentage of total revenue	45%	38%		44%	40%

Cost of revenue consists primarily of licensed royalties, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology and costs associated with end-user PCS. Licensed royalties consist of royalties paid or accrued for payment to third parties for technologies incorporated into our products. In general, the amount of royalties depends on the number of our product units sold and the royalty rates associated with the third-party technology incorporated into those products. We sometimes prepay for the right to bundle and distribute certain licensed technologies. In general, these prepayments are at a flat rate and are not associated with the number of units of the bundled product that is shipped. In general, the license rights are granted for one year and the estimated useful life of the technology is three years. End-user PCS costs include the costs associated with providing assistance to end users of our products. With the exception of packaging and distribution costs, the cost of revenue is generally the same for each product, regardless of sales channel. Certain product costs associated with sales to distributors, retailers and end users are deferred until the corresponding revenue has been recognized.

Cost of revenue increased to $8.3 million, or 45% of revenue, for the three months ended September 30, 2004 from $5.4 million, or 38% of revenue, for the three months ended September 30, 2003. The increase in absolute dollars was primarily due to increased unit sales. The increase as a percentage of revenue was largely due to an overall decline in selling prices of our WinDVD products and an increase in per unit cost of licensed royalties paid to Dolby Laboratories. Also, included in the cost of revenue for the three months ended September 30, 2003 is a credit of $1.1 million representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable. While we expect per unit pricing of third party royalties to remain relatively constant in the future, we expect cost of revenue to increase, in absolute dollars, as unit sales increase.

For the nine months ended September 30, 2004, cost of revenue increased 47% to $23.9 million as compared to $16.3 million for the nine months ended September 30, 2003. The increase in absolute dollars was primarily due to increased unit sales. The increase as a percentage of revenue was largely due to an overall decline in selling prices of our WinDVD products, an increase in per unit cost of licensed royalties paid to Dolby Laboratories and the aforementioned credit of $1.1 million representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable included in the cost of revenue for the nine months ended September 30, 2003.

INTERVIDEO, INC.

Gross profit

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
Gross profit	10,215	8,931	14%	30,087	24,570	22%
Percentage of total revenue	55%	62%		56%	60%

Gross profit is affected by competitive price pressures, fluctuations in unit volumes, changes in royalty amounts and changes in the mix of products sold and in our mix of distribution channels. Differences in the gross profits by sales channel are primarily a reflection of the pricing differences, which can be impacted by distribution and marketing rebates, associated with each sales channel. In addition, our gross profit may be affected by costs associated with the settlement of intellectual property claims.

Gross profits were 55% of revenue for the three months ended September 30, 2004 as compared to 62% for the three months ended September 30, 2003. The decrease reflects lower average selling prices of our WinDVD products to our major OEM customers and an increase in per unit pricing of third party royalties paid to Dolby Laboratories, offset somewhat by an increase in revenues from other products that typically enjoy higher gross profits.

For the nine months ended September 30, 2004, gross profits were $30.1 million or 56% of revenue as compared with $24.6 million or 60% of revenue for the nine months ended September 30, 2003. The decrease reflects lower average selling prices of our WinDVD products to our major OEM customers without a proportional decrease in third party royalties and an increase in per unit pricing of third party royalties paid to Dolby Laboratories. Gross profits were positively impacted during the nine months ended September 30, 2004 by the aforementioned recognition of approximately $600,000 of previously deferred revenue as a result of changes in contractual arrangements whereby the related product costs were recorded in an earlier period. Gross margins for the three and nine months ended September 30, 2003 were impacted by the credit of $1.1 million representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable.

Research and development expenses

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
Research and development expenses	2,380	1,907	25%	7,276	5,529	32%
Percentage of total revenue	13%	13%		14%	13%

Research and development expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and quality assurance and testing. Research and development expenses were $2.4 million, or 13% of revenue, for the three months ended September 30, 2004 and $1.9 million, or 13% of revenue, for the three months ended September 30, 2003. The increase in absolute dollars was primarily attributable to $269,000 in increased payroll and payroll related expenses due to increased research and development headcount in Taiwan and China and an increase of $214,000 in facilities and related costs mainly due to expanded operations in Taiwan and China.

For the nine months ended September 30, 2004, research and development expenses were $7.3 million or 14% of revenue as compared with $5.5 million or 13% of revenue for the nine months ended September 30, 2003. The increase in absolute dollars and as a percentage of revenue was primarily attributable to $762,000 in increased payroll and payroll related expenses due to increased research and development headcount in Taiwan and China, an increase of $657,000 of facilities and related costs mainly due to expanded operations in Taiwan and China, an increase in spending on outside consulting, professional services and related fees of $172,000 for the development of new technologies and an increase other research and development operating expenses of $157,000.

INTERVIDEO, INC.

We believe that a significant level of research and development expenses will be required to remain competitive, and, as a result, we expect these expenses to continue to increase in absolute dollars and as a percentage of revenue in the future.

Sales and marketing expenses

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
Sales and marketing expenses	2,299	2,230	3%	7,771	6,625	17%
Percentage of total revenue	12%	16%		14%	16%

Sales and marketing expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased to $2.3 million, or 12% of revenue, for the three months ended September 30, 2004 from $2.2 million, or 16% of revenue, for the three months ended September 30, 2003. The decrease as a percentage of revenue is mainly attributable to the increase in revenue for the three months ended September 30, 2004 while expenses incurred for sales and marketing activities remained relatively constant for the three months periods ended September 30, 2004 and September 30, 2003.

For the nine months ended September 30, 2004, sales and marketing expenses were $7.8 million or 14% of revenue as compared to $6.6 million or 16% of revenue. The increase in absolute dollars was primarily attributable to $124,000 in increased payroll and payroll related expenses due to increased sales and marketing headcount, an increase in commissions of $259,000 due to increased retail activities, a $434,000 increase in facilities related expenses, a $282,000 increase in professional fees, public relations, promotional, tradeshow and travel expenses and an increase in other sales and marketing operating expenses of $47,000. The decrease as a percentage of revenue is mainly attributable to the increase in revenue for the period while expenses incurred for sales and marketing activities did not increase proportionately. The increase in absolute dollars is largely due to increased expenditures for outside professional fees, commissions to outside sales representatives, trade shows and other general sales and marketing activities.

We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars in the future as we seek to further establish our retail presence.

General and administrative expenses

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
General and administrative expenses	3,085	1,018	203%	6,764	2,871	136%
Percentage of total revenue	17%	7%		13%	7%

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees. General and administrative expenses increased to $3.1 million, or 17% of revenue, for the three months ended September 30, 2004 from $1.0 million, or 7% of revenue, for the three months ended September 30, 2003. This increase in absolute dollars and as a percentage of revenue was primarily due to $777,000 in legal and administrative expenses associated with the pursuit of strategic transactions, increases in payroll and payroll related expenses of $324,000 due to increased headcount and bonuses, an increase in outside consulting fees of $379,000 primarily due to Sarbanes-Oxley compliance efforts, increased audit, legal and other professional fees of $541,000 and an increase in bad debt expenses of $113,000.

INTERVIDEO, INC.

For the nine months ended September 30, 2004, general and administrative expenses were $6.8 million or 13% of revenue as compared to $2.9 million or 7% of revenue. The increase in absolute dollars and as a percentage of revenue was primarily attributable to $777,000 in legal and administrative expenses associated with the pursuit of strategic transactions, $763,000 in increased payroll and payroll related expenses due to increased headcount and bonuses, directors’ and officers’ liability insurance premiums of $252,000, an increase in outside consulting fees of $901,000 primarily due to Sarbanes-Oxley compliance efforts, increased audit, legal and other professional fees of $896,000, increased investor relations expenses and Board of Directors fees of $229,000, which are related to our status as a publicly traded company, and an increase in bad debt expenses of $152,000.

We expect general and administrative expenses to continue to fluctuate in absolute dollars and as a percentage of revenue as we build our infrastructure to support our anticipated growth and operations as a public company and as we incur additional consulting and audit fees associated with Sarbanes Oxley compliance, although we expect these latter expenses to stabilize and possibly decrease in future periods.

Stock-based compensation expenses

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
Stock-based compensation expenses	77	189	(59)%	226	739	(69)%
Percentage of total revenue	—%	1%		—%	2%

Deferred stock-based compensation is recorded when options are granted with exercise prices less than the deemed fair market value of the underlying common stock. Stock-based compensation expenses are recognized as deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the related options, which is generally four years. Stock-based compensation expenses decreased to $77,000 for the three months ended September 30, 2004 from $189,000 for the three months ended September 30, 2003.

For the nine months ended September 30, 2004, stock-based compensation expenses decreased to $226,000 from $739,000 for the nine months ended September 30, 2003.

In 2004, we continued to grant our stock options at exercise prices equal to the fair market value of our common stock on the date of grant, and therefore no additional deferred stock-based compensation has been recorded. Accordingly, we expect stock-based compensation expenses to continue to decrease through 2004.

Other income, net

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
Other income, net	211	152	39%	645	315	105%
Percentage of total revenue	1%	1%		1%	—%

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, offset by other expenses. Other income, net increased to $211,000 for the three months ended September 30, 2004 from $152,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, other income, net increased to $645,000 from $315,000 for the nine months ended September 30, 2003. This increase is primarily due to the interest earned on the additional cash generated from our initial public offering in July 2003 as well as the recent increase federal interest rates.

INTERVIDEO, INC.

Provision for income taxes

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2004	2003		2004	2003
Provision for income taxes	1,275	1,385	(8)%	3,652	3,584	2%
Percentage of total revenue	7%	10%		7%	8%

We recorded a provision for income taxes of $1.3 million for the three months ended September 30, 2004 as compared to $1.4 million for the three months ended September 30, 2003. Our effective tax rate was approximately 49% for the three months ended September 30, 2004. The effective tax rate for the three months ended September 30, 2003 was 37%. For the nine months ended September 30, 2004 we recorded a provision for income taxes of $3.7 million as compared to $3.6 million for the nine months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 was 42% as compared to 39% for the nine months ended September 30, 2003. The effective tax rates for the three and nine months ended September 30, 2003 did not reflect a tax benefit derived from extraterritorial income (“ETI”). The increase in the effective tax rate for both the three and nine month periods ended September 30, 2004 as compared to the three and nine month periods ended September 30, 2003 is largely due to changes in assumptions in our ability to utilize foreign net operating loss credits in the current year resulting in the reversal of previously assumed benefits.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, cash, cash equivalents and short-term investments increased by $1.2 million to $70.9 million, representing 76% of our total assets. Our cash, cash equivalents and short-term investments totaled $69.7 million at December 31, 2003 and represented 79% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and totaled $32.7 million at September 30, 2004, $46.9 million at December 31, 2003 and $60.5 million at September 30, 2003. Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit.

Net cash provided by operating activities was $5.1 million for the nine months ended September 30, 2004. Net income of $5.0 million was adjusted for depreciation and amortization of $885,000, stock-based compensation of $226,000, a decrease in other assets of $160,000 and increases in accrued liabilities and taxes payable of $2.0 million. This was partially offset by an increase in accounts receivable of $2.6 million and prepaid expenses and other current assets of $593,000 and a decrease in accounts payable and deferred revenue of $114,000. The increase in accrued liabilities and taxes payable is primarily due to accrued payroll and bonuses of $496,000 due to timing of payroll and bonus payments, accrued license and royalty fees of $221,000 directly related to sales activities, accrued consulting and auditing fees of $388,000, deferred rent of $178,000 and accrued legal fees of $546,000 associated with the pursuit of strategic transactions. The increase in accounts receivable is primarily due to a payment totaling $2.6 million from a major customer that has historically been received prior to the end of the reporting period which were received shortly after the end of this quarter. Net cash provided by operating activities was $4.1 million for the nine months ended September 30, 2003. Net income of $5.5 million was adjusted for depreciation and amortization of $594,000, stock-based compensation of $739,000 and increases in accounts payable of $522,000 and and deferred revenue of $1.5 million. This was partially offset by deferred taxes of $118,000, increases in accounts receivable of $2.9 million and prepaid expenses and other current assets of $1.7 million and decreases in accrued liabilities and income taxes payable of $122,000.

INTERVIDEO, INC.

Net cash used in investing activities was $18.1 million for the nine months ended September 30, 2004 due to purchases of short-term investments, net of by proceeds from maturities of short-term investments, of $15.5 million and purchases of property and equipment of $931,000 which was largely attributable to the implementation of our new ERP system, and expanded operations in Asia. Additionally, we invested $1.7 million in two private companies in Taiwan. Net cash used in investing activities was $1.2 million for the nine months ended September 30, 2003 due to purchases of short-term investments, net of by proceeds from maturities of short-term investments, of $695,000 and purchases of property and equipment of $491,000.

Cash used in financing activities was $1.2 million for the nine months ended September 30, 2004 as a result of $2.6 million used for the repurchase of common stock offset by $1.3 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans and a $113,000 repayment of a note receivable. Cash provided by financing activities was $40.4 million for the nine months ended September 30, 2003 primarily due to proceeds from our initial public offering.

In the quarter ended June 30, 2004, we announced a stock repurchase program pursuant to which we may purchase up to $10 million or 700,000 shares, of our outstanding common stock from time to time. $2.6 million of common stock was repurchased in the quarter ended June 30, 2004 and there have been no further repurchases since that time. The duration of the repurchase program is open-ended. Under the program, we could purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depends on market conditions and corporate and regulatory considerations.

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

Off Balance Sheet Arrangements

As of September 30, 2004, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We did not achieve profitability until our fiscal year ended December 31, 2002. As of September 30, 2004, we had retained earnings of $2.7 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not sustain or increase profitability on a quarterly or annual basis in the future.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

Because there is a small number of large PC OEMs, we have only a limited number of potential new large OEM customers for our products, which may cause our revenue to grow at a slower rate than in recent periods.

Historically, our revenue growth has been achieved in large part due to sales of our WinDVD product to new, large PC OEM customers. More recently, we have derived an increasing percentage of our revenue from sales of our non-WinDVD products, which include WinDVD Creator, WinCinema, WinDVR and InterVideo DVD Copy as well as initial revenue from our InstantON product. Because there is only a limited number of potential new, large PC OEM customers for our products, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs and PC peripherals manufacturers and from sales to smaller regional PC OEMs and directly to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will take more time and effort to penetrate, our revenue may grow at a slower rate than in recent periods. Additionally, if the rate of such expansion via retail channels and our website proceeds slower than we anticipate, our financial position could be adversely affected.

We depend substantially on our relationships with a small number of PC OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the three and nine months ended September 30, 2004, our two largest customers accounted for 39% and 36% of our revenue, respectively, with Hewlett-Packard accounting for 26% and 23% of our revenue, respectively, and Toshiba accounting for 13% of our revenue in both periods. We expect that the revenue from Dell, which accounted for 6% and 7% of our revenue during the three and nine months ended September 30, 2004, respectively, may decrease to $0 in future periods because our current portion of their business is moving to one of our competitors. One customer accounted for 28% of our gross accounts receivables balance as of September 30, 2004. While a substantial portion of this accounts receivable has been paid, we expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a material decrease in revenue from these customers, would reduce our gross profit or otherwise harm our business.

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

INTERVIDEO, INC.

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

We have derived a majority of our revenue from the sale of our WinDVD product to PC OEMs, and these customers may not continue to purchase this product or we may fail to attract new customers for this product.

We derived 66% of our revenue for the three months ended September 30, 2004 from sales of our WinDVD product, primarily to PC OEMs, as compared to 73% and 81% of our revenue in the three months ended June 30, 2004 and September 30, 2003, respectively. For the nine months ended September 30, 2004 and September 30, 2003, WinDVD product sales accounted for 72% and 83% of revenue, respectively. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a majority of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

Our primary competitors are Adobe Systems Incorporated, Ahead Software A. G., Cyberlink Corporation, Pinnacle Systems, Inc., Roxio, Inc., Sonic Solutions, Inc. and Ulead Systems, Inc. Additional competitors are likely to enter our industry in the future. We also face competition from the internal research and development departments of other software companies and PC and CE manufacturers, including some of our current customers. Some of our customers have the capability to integrate their operations vertically by developing their own software-based digital and audio solutions or by acquiring our competitors or the rights to develop competitive products or technologies, which may allow these customers to reduce their purchases or cease purchasing from us completely. Operating system providers with an established customer base, such as Microsoft, already offer products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. If Microsoft or other operating system providers develop or license digital video and audio solutions that compete directly with ours and incorporate the solutions into their operating systems, our products could lose market share.

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

INTERVIDEO, INC.

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

In addition, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish an internal controls report of management’s assessment of the effectiveness of our internal controls as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our auditors will be required to attest to and report on, management’s assessment. To issue our report, our management must document both the design for our internal controls and the testing processes that support management’s evaluation and conclusion. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. There can be no assurance, however, that we will be able to complete the work necessary for our management to issue its management report in a timely manner.

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

INTERVIDEO, INC.

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

A substantial majority of our revenue is generated by our PC OEM and consumer electronics customers that pay us a license fee based upon the number of copies of our software they bundle with the PCs that they sell. In collecting these fees, preparing our financial reports, projections and budgets and in directing our sales efforts and product development, we rely on our customers to accurately report the number of units licensed. We have never audited any of our customers to verify the accuracy of their reports or payments. Most of our license agreements permit us to audit our customers, but audits are expensive and time consuming and could harm our customer relationships. From time to time, customers have provided us with inaccurate reports, which resulted in our under-reporting or over-reporting revenue for the associated period and recording an adjustment in a future period. If any of our customer reports are inaccurate, the revenue we collect and report will be inaccurate and we may be required to make an adjustment to our revenue for a subsequent period, which could harm our business and credibility in the financial community.

Our international operations accounted for 47% and 48% of our revenue for the three and nine months ended September 30, 2004 and 47% and 45% of our revenue for the three and nine months ended September 30, 2003, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

INTERVIDEO, INC.

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

In addition, we and certain of our OEM customers maintain significant operations in Asia. Any kind of economic, political or environmental instability in this region of the world could harm our operating results. Further, we may be impacted by the political, economic and military instability in Taiwan.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

Foreign currency risk

To date, most of our revenue has been denominated in U.S. dollars. We expect, however, an increasing amount of revenue from selected international markets to be denominated in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, may use economic hedging techniques to minimize the effect of these fluctuations, exchange rate fluctuations may harm our financial results. For the three and nine months ended September 30, 2004, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

There were no significant changes in our internal controls over financial reporting identified in connection with the evaluation described in Item 4 above that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

INTERVIDEO, INC.

PART 2 – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 are as follows:

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

(b) Reports on Form 8-K

The Company filed the following Current Report on Forms 8-K during the quarter ended September 30, 2004:

On July 29, 2004, the Company furnished a Current Report on Form 8-K under Item 12 regarding the Company’s issuance of a press release announcing its earnings for the quarter ended June 30, 2004.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004

InterVideo, Inc.
(Registrant)

By:	/s/ STEVE RO
Steve Ro
Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH
Randall Bambrough Chief Financial Officer

INTERVIDEO, INC.

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