Form 10-K
period 2004-12-31
INTERVIDEO INC
filed 2005-03-31
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq National Stock Market as of that date, was approximately $123,914,000. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of the close of business on March 15, 2005, the registrant had 13,831,338 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2005, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of this Form 10-K to the extent stated herein.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART I

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements regarding (1) our proposed transaction with Ulead and the anticipated impact to our business, operations and financial conditions, (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel and infrastructure, (6) exercise prices of future option grants, (7) the sufficiency of our capital resources, (8) future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (14) product sales and prices, (15) our efforts to improve our internal controls, (16) settlement of intellectual property claims, (17) stock-based compensation expenses, (18) general and administrative expenses, and (19) the utility of certain products. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the information contained under the captions “Part I, Item 1. Business,” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and, in particular, “Risk Factors.” The Company disclaims any obligation to update information in any forward-looking statement.

ITEM 1: BUSINESS

Introduction

We are a provider of DVD software, video editing and DVD burning software, television viewing and recording software and InstantON software that allows personal computer (“PC”) users to quickly access multimedia content and devices without requiring booting into traditional operating systems such as Microsoft Windows. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. Our multimedia software products bring the functionality of popular consumer electronics (“CE”) products such as the DVD player and the digital video recorder, or DVR (also known as a PVR), to PCs. Our software is also used to enhance the functionality of next-generation CE devices. We now offer our multimedia products to manufacturers of handheld devices such as mobile telephones and digital still cameras.

Our software is bundled with products sold by PC and CE original equipment manufacturers (“OEMs”) and is also sold to CE manufacturers. We also sell our products to PC peripherals manufacturers worldwide and offer our software in up to 27 languages. In addition, we sell our products through retail channels, including over 3,900 U.S. retail stores, and directly to consumers through our websites, which currently operate in 12 languages. We have historically derived a majority of our revenue from sales of our flagship product, WinDVD, a DVD player software, to PC OEMs. In the future, we expect to derive an increasing percentage of our revenue from sales of products other than WinDVD, including: WinDVD Creator, a video editing, DVD authoring and burning application; InterVideo DVD Copy, an application to copy and backup DVDs and CDs; InterVideo Home Theater, a media center suite for the viewing and management of digital media content; Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices; and InstantON.

We have developed the core technologies and products that enable rapid migration of our products to CE devices in addition to multiple PC platforms. We intend to continue developing our intellectual property portfolio

INTERVIDEO, INC.

and expanding our product offerings to include additional digital multimedia features, such as the ability to deliver digital video and audio through a home network and to wireless electronics devices.

We were incorporated in California in April 1998 and reincorporated in Delaware in May 2002. We maintain executive offices and principal facilities at 46430 Fremont Blvd., Fremont, CA 94538 and we have additional offices in Taiwan, China and Japan. Our telephone number is 510-651-0888. We also maintain a web site at www.intervideo.com. Investors can obtain copies of our SEC filings from this web site free of charge, as well as from the SEC’s web site at www.sec.gov.

InterVideo and WinDVD are registered trademarks and WinDVD Creator, WinDVD Recorder, LinDVD, LinDVR, WinDVR, WinProducer, IntraVideo Instant-On and InterVideo Home Theater are among the trademarks or service marks of InterVideo.

Tender Offer for Ulead Systems, Inc.

During the year ended December 31, 2004 and continuing through the first quarter of 2005, we purchased shares of stock in Ulead Systems, Inc. (“Ulead”), a publicly traded company in Taiwan that is a leading developer of innovative video, imaging and DVD authoring software, accumulating a total shareholding percentage of 18.5 percent as of March 31, 2005. On March 14, 2005, we and our wholly-owned subsidiary, InterVideo Digital Technology Corp., announced the commencement of a tender offer to purchase an additional 30.1 to 65 percent of the issued shares of Ulead at 30 NTD (US$0.98) per share of Ulead common stock. Our obligation to purchase the shares is subject to certain closing conditions, including the requirement that there have not been any material adverse change in the financial condition or business of Ulead prior to the expiration of the tender offer on April 13, 2005. Upon the successful completion of the tender offer, the transaction will be valued at between US$23 and US$49 million, and we will own between 50.1 and 85 percent of the outstanding shares of Ulead. These figures include the 18.5 percent of Ulead’s outstanding shares currently owned by us, the shares to be purchased in the tender offer and an additional 1.5% of Ulead’s shares to be purchased outside of the tender offer. We currently intend to maintain Ulead as a majority-owned subsidiary on the Taiwan Stock Exchange.

We believe that our investment in Ulead will strengthen our technology offering and allow us to provide a more comprehensive digital media solution to both retail and OEM customers. Ulead’s strengths in professional DVD authoring, video editing and still image processing complement our tools and provide enhanced opportunities for addressing emerging and rapidly growing markets including multimedia home networking, high definition and Blu-ray DVD and multimedia mobile phones. Ulead’s complementary product offering, strong engineering resources and broad retail presence provide significant opportunities for synergies going forward. Upon completion of the tender offer, we plan to commence the integration of products and technologies of the two companies.

Products

We offer a broad suite of multimedia software products that provide OEMs and consumers with a single solution for a variety of multimedia functions. PCs running our integrated multimedia software can replace several dedicated hardware components such as separate DVD players, DVRs, MP3 players, CD players and digital television set-top boxes. Our products have a common look and feel and allow users to toggle quickly and seamlessly between multimedia functions, such as viewing DVDs or TV and listening to music.

The current version of our software operates on multiple Windows operating systems, including Windows 98, NT4.0, 2000, ME and XP editions. We have also developed versions of our key products for the Linux operating system, which is one of the primary operating systems used in next-generation CE devices.

WinDVD has been certified by Microsoft’s Windows Hardware Quality Lab, or WHQL, as a Motion Video Device on PC hardware and software configurations. In addition, our software is compatible with a broad range

INTERVIDEO, INC.

of multimedia hardware products, including specialized graphics chips, audio cards and DVD drives from various suppliers and in various configurations.

Our product architecture has allowed us to efficiently develop new products incorporating additional functionality, such as digital video recording, on-disk editing and direct recording onto DVDs. As a result, we can provide our customers with the ability to increase the functionality of their products at a low cost and in a short time frame. Our proprietary layered architecture also generally enables consumers to update or upgrade multimedia features and capabilities without replacing hardware components, which decreases the risk of obsolescence.

The following is a list of our major products that we currently license to PC OEMs, CE manufacturers, PC peripherals manufacturers and end users.

WinDVD

We have historically derived a majority of our revenue from sales of our WinDVD product. Our OEM customers bundle WinDVD with PCs equipped with DVD drives and Microsoft Windows compatible software to enable those PCs to decode and play DVDs. WinDVD software allows users to enjoy the advantages of DVDs, such as high picture quality, Dolby Digital and DTS surround sound audio decoding, multiple language and subtitle options, navigation and other entertainment options. Our user interface, which appears on the computer screen, resembles the controls for a stand-alone DVD player and other home electronics devices.

We offer WinDVD in 27 different languages, including the most common languages in Europe, South America and Asia, including both traditional and simplified Chinese, Japanese and Korean.

WinDVD Creator

In order to capitalize on increased sales of DVD-recordable drives, we have developed an easy-to-use tool that allows end users to create their own DVDs from their home movies, television and other video content. WinDVD Creator ships with several of the top PC OEMs and DVD drive vendors.

WinDVD Creator integrates into a single package and interface a number of functions by combining video DVD authoring and streamlined editing features. We have also integrated proprietary technology that allows end users to record directly from a camcorder or TV tuner onto a DVD disk without caching onto a hard drive. Our on-disk DVD editing technology allows users to save time by making changes to a DVD directly on the optical media without having to transfer the contents of the DVD to the PC.

WinDVD Creator HD

WinDVD Creator HD is a high definition video version of WinDVD Creator and provides all of the same functionalities of WinDVD Creator.

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

WinDVR also enables PC users to watch high definition digital television, or HDTV, digital video broadcast, or DVB, or other digital video and audio input. With a digital TV tuner card and our WinDVR

INTERVIDEO, INC.

software, users can watch digital broadcasts on a PC or on a DTV-ready television set. WinDVR supports all 18 ATSC, or American Television Systems Committee, formats and DVB formats used in Europe and Asia.

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

DVD Copy

Our InterVideo DVD Copy software allows users to copy and backup DVDs and VideoCDs. With the rapid growth of DVD recordable devices, users increasingly want to duplicate DVDs and other video discs and to store and backup their discs. InterVideo DVD Copy is designed not to allow the copy of copy-protected DVDs.

DiscMaster

Our InterVideo DiscMaster software allows users to transfer their data files, music, etc. from their hard drive to a CD-RW drive or DVD-recordable drive.

PhotoAlbum

Our InterVideo PhotoAlbum software allows users to transfer their image files from digital still cameras, or import them from other storage or scanning devices, organize the image files, edit them, and share them through playback, web, printing, and DVD slideshows.

MediaOne

Our recently introduced InterVideo MediaOne software packages many of InterVideo’s popular applications such as WinDVD, WinDVD Creator, DiscMaster, PhotoAlbum and others into an organized task-based launch environment that allows users to easily select the task they wish to complete and enter the appropriate application to complete their task.

InstantON

InterVideo InstantON technology provides an embedded system infrastructure that provides PCs with capabilities similar to those of CE devices, allowing PC users to access multimedia assets and devices without requiring booting into traditional operating systems such as Microsoft Windows. InstantON allows PCs to function with a remote control in a manner familiar to users that are comfortable accessing CE devices. We believe that this infrastructure improves the system reliability, human interface, power management, noise control, mean time between failures (MTBF), and glitch-free audio/video playback. InstantON allows PC users to

INTERVIDEO, INC.

access multimedia assets, such as music, photos and videos, and multimedia devices, such as DVD drives or TV tuners, much more quickly than is possible using conventional operating systems and their applications.

Linux-based products

Linux is an important operating platform used by CE manufacturers in their latest generation of intelligent CE devices. In addition, PC OEMs and manufacturers of cable, Internet and satellite set-top boxes have increasingly used Linux as the operating system for their PCs and intelligent devices. We offer embedded Linux versions of our DVD and DVR PC software, including LinDVD and LinDVR. These products are designed to enable next-generation CE devices and Linux-based PCs, Internet appliances and set-top boxes to provide DVD playback and recording capabilities. LinDVD and LinDVR are based on our Windows-based software engines, which reduced our time to market with these products and which contributes to a level of performance similar to our WinDVD and WinDVR products.

InterVideo Technology Platform

Our technology platform incorporates the following design principles:

•	Modular and layered design for greater expandability and reusability;

•	Device-independent design and portable implementation for greater platform independence; and

•	Utilization of industry standards whenever possible to promote market acceptance of our products.

Our modular and layered design approach enhances product expandability and component reusability. Because we arrange modular components in layered structures, we can quickly and efficiently add new features to a product by plugging in new components into appropriate layers. For example, we incorporated the TV and video recording feature into our WinDVD product to create WinDVD Recorder with the addition of new components. Similarly, we enhanced the capabilities of WinDVD Recorder by reusing the Direct Recording feature from WinDVD Creator to enable direct recording from TV or camera to DVD. Because of component reusability, our new products were developed with fewer resources and in less time than would have been required to design them using entirely new components. As new functionality becomes necessary or available for a specific platform, we intend to develop the appropriate modules that expand our products to deliver more and more technology under a single product or as specialized products for that platform.

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

Customers

Our customer base consists primarily of PC OEMs, CE manufacturers and manufacturers of PC peripherals that incorporate our software into their products. For the year ended December 31, 2004, our two largest customers accounted for 38% of our revenue. Our license agreements with customers are typically for a term of one or two years and do not contain any minimum volume commitments.

We have also adapted our technology for use in CE and handheld devices.

INTERVIDEO, INC.

Consumers may purchase products and product upgrades directly through our Internet commerce sites. We also use distributors to sell our products to consumers through retail distribution channels. Our products are sold in more than 3,900 U.S. retail stores. Our products are also sold by leading online retailers. Revenue derived from our websites and retail channel accounted for 15% of our revenue in the year ended December 31, 2004.

Sales, Marketing and Technical Support

Our sales and marketing strategy focuses on establishing and maintaining license arrangements with PC, peripherals and CE manufacturers. We license our digital multimedia solutions on a non-exclusive worldwide basis to PC, peripherals and CE manufacturers that sell products incorporating these technologies to end users. Members of our sales force, located in China, Germany, Japan, Taiwan and the United States, work closely with our OEM customers to define and customize products, conduct on-site testing and provide engineering and field application engineering support. We have also established a network of independent sales representatives and manufacturing representatives in the United States, Asia and Europe to assist in OEM sales. In addition, we sell our products through established web and retail channels. We use our distribution channels through the Internet to increase direct contact with our customers, facilitate electronic sales of our products and sell associated products directly to consumers. As part of our retail channel growth strategy, we intend to continue to increase our retail presence at several of the larger U.S. retailers that sell PC software. We also distribute free or trial versions of our software through consumer distribution channels, including media and computer magazines, corporate, educational and training DVD titles and on our Internet commerce site. In addition, we intend to actively market and promote our products and take actions to further develop our brand name through trade shows, advertising campaigns and other marketing efforts.

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

Total sales and marketing expenses for the year ended December 31, 2004 were $10.2 million. As of December 31, 2004, we had 93 sales, marketing and technical support personnel residing in our offices in Fremont, California; Taipei, Taiwan; Shanghai and Beijing, China; and Kanagawa, Japan.

Research and Development

We have assembled a qualified team of engineers with core competencies in software architecture and development for the Windows, Windows CE and Linux operating systems and digital video and audio encoders and decoders. Our engineers are located in Fremont, California; Taipei, Taiwan; and Shanghai, Shenzhen and Xi’an, China. We will continue to focus our research and development activities on enhancing our existing products and developing new products to meet the evolving needs of our customers within the PC and the CE markets.

We believe that interaction with our OEM customers throughout the product design process enables us to anticipate technology trends and focus our research and development efforts on addressing emerging customer

INTERVIDEO, INC.

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

As of December 31, 2004, we employed 221 research and development personnel in the aforementioned offices. For the year ended December 31, 2004, our research and development expenditures totaled $10.0 million. We intend to recruit, hire and retain highly qualified engineers and technicians to support our further research and development efforts. To improve the quality of our developer base and to lower our overall developer costs, we intend to increase the number of developers in Taiwan and Mainland China.

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

Many of our current competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales and marketing resources or greater name recognition than we do. As a result, these competitors are able to devote greater resources to the development, promotion, sale and support of their products. In addition, our competitors that have large market capitalizations or cash reserves are in a better position to acquire other companies in order to gain new technologies or products that may displace our products. Any of these potential acquisitions could give our competitors a strategic advantage. In addition, some of our current competitors and potential competitors have more extensive customer base, more developed distribution channels and broader product offerings, than we do. These companies can use their broader customer base and product offerings, or adopt aggressive pricing policies, to gain market share. Increased competition in the market may result in price reductions, decreased customer orders, reduced profit margins and loss of market share, any of which could harm our business.

INTERVIDEO, INC.

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

Intellectual Property

Our success depends upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as license and confidentiality agreements with our employees, customers, strategic partners and others, to establish and protect our proprietary rights. The protection of patentable inventions is important to our competitive position. We currently have or own the rights to 11 issued U.S. patents, 22 patents issued in Taiwan and 3 patents issued in China, and we have 90 pending patent applications in various jurisdictions, comprised of 35 U.S. patent applications and 55 foreign patent applications.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

Employees

As of December 31, 2004, we employed 382 people, of whom 78 worked in the United States and 304 worked in our various international locations. Of the U.S. employees, 23 were in sales and marketing, 29 were in research and development and 26 were in general and administration. Of the international employees, 70 were in sales and marketing, 192 were in research and development and 42 were in general and administration.

ITEM 2: PROPERTIES

We currently lease the following properties:

Location	Primary Use	Square Feet	Date Lease Expires
Fremont, California	Corporate/Research and Development/ Sales and Marketing	35,069	December 2010

Kanagawa, Japan	Sales and Marketing	3,417	April 2006

Shanghai, China	Research and Development/Sales and Marketing	16,258	August 2005

Beijing, China	Sales and Marketing	1,615	December 2005

Xi’an, China	Research and Development	11,248	April 2005

Shenzhen, China	Research and Development	418	April 2005

Taipei, Taiwan	Research and Development/Sales and Marketing	15,805	May 2007

Tapei, Taiwan	Research and Development/Sales and Marketing	24,167	January 2009

We believe our existing facilities are well maintained, suitable for our operations and adequate to meet our current requirements.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

INTERVIDEO, INC.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “IVII.” On March 15, 2005, there were 48 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock, for the periods indicated.

	Price Range *
	High	Low
Fiscal year 2004:
First Quarter	15.00	9.81
Second Quarter	13.90	10.49
Third Quarter	12.50	10.42
Fourth Quarter	13.23	10.63
Fiscal Year	15.35	9.81

Fiscal year 2003:
Third Quarter	28.04	14.00	**
Fourth Quarter	22.03	9.70
Fiscal Year	28.04	9.70

*	Market price per share as reported on the Nasdaq National Market from the date of our IPO on July 17, 2003, the date of our initial public offering.
**	IPO Issuance price

We have not paid cash dividends on our common stock. The declaration of dividends, whether in cash or in-kind, is within the discretion of InterVideo’s Board of Directors.

Our Insider Trading Policy allows our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act of 1934, written trading plans that permit automatic trading of our common stock. On November 30, 2004, Randall Bambrough, our Chief Financial Officer, Honda Shing, our Chief Technology Officer and Raul Diaz, our Vice President of Sales, adopted Rule 10b5-1 trading plans that became effective on February 23, 2005. We believe that additional directors, officers and employees may establish such trading plans in the future.

INTERVIDEO, INC.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from InterVideo’s consolidated financial statements. This data should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Statement of Operations Data

	Year Ended December 31,
(in thousands, except per share data)	2004	2003	2002	2001	2000
Revenue	$74,460	$57,078	$45,494	$33,763	$15,426
Cost of revenue	32,878	23,849	16,879	17,895	5,133
Gross profit	41,582	33,229	28,615	15,868	10,293
Income (loss) from operations	11,972	11,426	5,153	(8,298)	(7,088)
Income (loss) before provision (benefit) for income taxes	12,882	11,989	5,320	(7,760)	(6,399)
Provision (benefit) for income taxes	4,056	4,196	(2,409)	924	552
Net income (loss)	8,826	7,793	7,729	(8,684)	(6,951)
Net income (loss) per common share, basic	$0.66	$1.07	$3.15	$(4.61)	$(4.89)

Net income (loss) per common share, diluted	$0.58	$0.57	$0.65	$(4.61)	$(4.89)

Number of shares used in per share calculation (see Note 2):
Basic	13,409	7,273	2,456	1,885	1,421

Diluted	15,337	13,723	11,945	1,885	1,421

Consolidated Balance Sheet Data

	December 31,
(in thousands)	2004	2003	2002	2001	2000
Cash, cash equivalents and short-term investments	$74,587	$69,737	$21,241	$14,348	$14,668
Working capital	64,521	63,760	15,684	3,955	11,547
Total assets	101,775	87,919	34,716	22,153	22,134
Total liabilities	18,562	15,503	12,275	13,686	5,817
Total stockholders’ equity	83,213	72,416	22,441	8,467	15,314

INTERVIDEO, INC.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, information contained under the caption “Part I, Item 1. Business,” as well as information contained in “Risk Factors” below and elsewhere in this Annual Report on Form 10-K (the “Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements regarding (1) our proposed transaction with Ulead and the anticipated impact to our business, operations and financial conditions, (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel and infrastructure, (6) exercise prices of future option grants, (7) the sufficiency of our capital resources, (8) future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (14) product sales and prices, (15) our efforts to improve internal controls, (16) settlement of intellectual property claims, (17) stock-based compensation expenses, (18) general and administrative expenses, and (19) the utility of certain products. The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Founded in 1998, InterVideo is a provider of DVD software, video editing and DVD burning software, television viewing and recording software and InstantOn software. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. We sell our products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide. We have operations in the United States, Taiwan, Japan and China. We derive revenue primarily from the sale of software licenses to OEMs, which install our software onto PCs prior to delivery to customers. In addition, we derive revenue from the license of our software to CE manufacturers and manufacturers of PC peripherals that incorporate our software into their own products for distribution. We also sell our software through retail channels and directly to end users through our websites.

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a majority of our revenue. We derived 71% of our revenue for the year ended December 31, 2004 from sales of our WinDVD product, primarily to PC OEMs, as compared to 82% and 89% of our revenue in the years ended December 31, 2003 and December 31, 2002, respectively. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a majority of our revenue. However, in the future, we expect to derive an increasing percentage of our revenue from sales of other products, including WinDVD Creator, InstantON, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, and products sold through our retail and web-based sales channels.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard, IBM, NEC and Toshiba. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2004, our two largest customers accounted for 38% of our revenue, with Hewlett-Packard

INTERVIDEO, INC.

accounting for 25% of our revenue and Toshiba accounting for 13% of our revenue. We expect that the revenue from Dell, which accounted for 7% and 13% of our revenue during the twelve months ended December 31, 2004 and December 31, 2003, respectively, may decrease to $0 in future periods because we understand that our current portion of their business is moving to one of our competitors. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there is only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased unit sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may decline or grow at a slower rate than in prior periods.

Historically, prices for our products have declined because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and periodic declines in unit sales. Accordingly, we have reduced the prices we charge PC OEMs for our WinDVD, WinDVD Creator and other products, and expect such price reductions will continue in the future. As a matter of policy, we evaluate such price reductions on a continual basis and, in certain circumstances, may determine it would not be in the best interests of the Company to reduce prices below a certain level. We may decide not to lower our product prices, even if a loss of revenue would result. As a result of declining prices, it may be more difficult for us to increase or maintain our revenue levels and price declines may cause a decline in our gross profits even if our WinDVD and other product unit sales increase.

We have an Internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the year ended December 31, 2004, we derived 15% of our revenue from web and retail sales as compared to 16% of revenue for the prior year. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing programs. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 47% of our revenue for the year ended December 31, 2004, as compared to 44% for the prior year. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. In the future, an increasing portion of our international revenue may be denominated in foreign currencies and we may use derivative instruments to hedge foreign exchange risk.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because we generally recognize revenue associated with the sale of our products to our OEMs’ customers in the month or quarter following the sales of our products to these OEMs’ customers, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of that year.

Tender Offer for Ulead Systems, Inc

During the year ended December 31, 2004 and continuing through the first quarter of 2005 we purchased shares of stock in Ulead Systems, Inc. (“Ulead”), a publicly traded company in Taiwan that is a leading developer of innovative video, imaging and DVD authoring software, accumulating a total shareholding

INTERVIDEO, INC.

percentage at 18.5 percent as of March 31, 2005. On March 14, 2005, we and our wholly-owned subsidiary, InterVideo Digital Technology Corp. announced the commencement of a tender offer to purchase an additional 30.1 to 65 percent of the issued shares of Ulead at 30 NTD (US$0.98) per share of Ulead common stock. Our obligation to purchase the shares is subject to certain closing conditions, including the requirement that there have not been any material adverse change in the financial condition or business of Ulead. The tender offer is scheduled to expire on April 13, 2005. Upon the successful completion of the tender offer, the transaction will be valued at between US$23 and US$49 million, and we will own between 50.1 and 85 percent of the outstanding shares of Ulead. These figures include the 18.5 percent of Ulead’s outstanding shares currently owned by us, the shares to be purchased in the tender offer and an additional 1.5% of Ulead’s shares to be purchased outside of the tender offer.

Upon the successful completion of the tender offer, we will commence reporting our financial results and those of Ulead on a consolidated basis. For its 2004 fiscal year, Ulead reported revenue of NTD 1,352,886,000 (US$40 million), operating income of NTD 49,928,000 (US$1.5 million) and a net loss of NTD 84,731,000 (US$2.5 million). Ulead does not provide public guidance with respect to its anticipated financial results. However, we anticipate that our financial consolidation with Ulead will increase substantially the consolidated company’s revenue, cost of revenue and operating expenses. The quantitative impact on our financial results cannot be determined at this time due to the uncertainties inherent in the two companies’ future financial results, uncertainties regarding the amount of synergies and efficiencies that would be garnered as a result of the consolidation and uncertainties regarding the reconciliation of Ulead’s financial results from Taiwan GAAP to U.S. GAAP, among other factors. Nonetheless, we believe that the consolidation will be accretive to our net income for the current fiscal year. There can be no assurance, however, that the transaction will be accretive, that any synergies will be achieved, that the transaction will be consummated at all or that other negative factors will not arise from the attempted or completed tender offer. Please see “Risk Factors—We may not be successful in addressing problems encountered in connection with our proposed transaction with Ulead or any other acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.

Critical Accounting Estimates

We base the discussions and analysis of our financial condition and results of operations upon our consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experiences and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding the results of our operations are:

•	Revenue recognition;

•	Accounting for income taxes.

Revenue recognition

Our revenue is primarily derived from fees received under software licenses granted to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users or businesses. We record revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when:

•	Evidence of an arrangement exists;

INTERVIDEO, INC.

•	Delivery of the software has occurred;

•	The fee is fixed or determinable; and

•	Collectibility is probable.

Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sale into the OEM’s sales channel partners or sell through to the OEM’s end customers. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products sold by the OEMs to end customers or to the OEM’s sales channel partners. We do not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners. Accordingly, under such agreements we do not defer any revenue, as we no longer have an obligation once an OEM’s products have been shipped from the OEM to the OEM’s sales channel partners or to an OEM’s end customer. Under certain other agreements, we defer the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant PCS provided to the OEMs’ customers. Depending on the specific contractual obligation, we recognize this revenue over a period of the shorter of the contractual obligation period or the estimated life of the product. In general, we consider the estimated life of our products to be three years.

Typically, our OEM customers do not have the right to claim a credit or refund for returns from the OEM’s sales channel partners or end customers back to the OEM. However, in the few instances where we have granted our OEM customers with the right to claim a refund or credit for these types of returns, we defer 100% of the revenue until we are able to establish a returns reserve based on historical returns activity that is specific to the respective sales channel, product line or country. We have determined that the return percentage for the WinDVD product line for our OEM sales channel for sales made in the United States has been less than 0.1% of sales. As a result, we have not deferred WinDVD sales to OEM customers in the United States that have been granted a right of return. If in the future, the actual or estimated number of returned units materially increases as a percentage of sales, we may be required to establish a returns reserve for these sales.

Under the terms of the OEM license agreements, each OEM qualifies our software on their hardware and software configurations. Once our software has been qualified, the OEM begins shipping products and reports net sales to us, at which point we record revenue. Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their customers. These OEMs pay fees on a per-unit basis, and we record associated revenue when we receive notification of the OEMs’ sales of the licensed software to an end customer or sales channel partner. The terms of the license agreements generally require the OEMs to notify us of sales of our products within 30 to 45 days after the end of the month or quarter in which the sales occur. As a result, we generally recognize revenue in the month or quarter following the sales of the software to these OEMs’ customers.

A small number of OEMs that sell PC components, place orders with us for a fixed quantity of units at a fixed price based on an agreed-upon purchase order or contract. In such cases, qualification of our software is not required, and these OEMs have no rights to upgrades or returns. We generally recognize revenue upon the completion of shipment, in accordance with the terms of the respective agreement, to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting our software to the OEM’s hardware and software configurations. Since we provide when and if available upgrade rights to our OEM customers on the products they have licensed from the point in time when they receive the product until the point in time when they have sold the product to their sales channel partners or end customers, any prepaid license fees are recognized based on actual shipments after the upgrade rights have lapsed. The NRE service fees are recognized upon completion and acceptance of the NRE service. Some OEM agreements provide the OEM

INTERVIDEO, INC.

with rights to PCS to be provided by us to the OEM’s end customers. This PCS may or may not include the right to unspecified future software upgrades. However, PCS is typically not available to the OEMs’ end users. We have established vendor specific objective evidence (“VSOE”) of fair value for PCS for end customer support on a limited number of products sold to OEMs in Japan. On these arrangements, we use the residual method to account for the allocation between the license revenue and the service revenue. The allocated license revenue is recognized in full upon the OEM’s sale of the licensed product to the OEM’s sales channel partners and, where the only undelivered element of the agreement is PCS, the allocated PCS is recognized over the period of the PCS obligation. In all other agreements where we have sold PCS in which we have not been able to establish a VSOE of fair value for PCS or where there are additional undelivered elements, such as NRE service fees, we defer all of the revenue until the additional undelivered elements are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS, we recognize the entire arrangement fee over the PCS period.

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

We sell our products to retailers and distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor will not take ownership of the product at the point in time when we ship product to the distributor. Once the distributor sells the consignment-based product to a retailer or an end customer and ownership is transferred from us to the retailer or end customer, the distributor will report those sales to us and we invoice the distributor. For non-consignment product shipments, the distributor will take ownership of the product at the point in time when we ship the product to the distributor and we invoice the distributor upon such shipment. Since we do not have contractually obligated minimum orders or payment terms with our distributors, we do not recognize revenue for retail product distribution prior to invoicing. Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. We generally recognize revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, less any required rebate or pricing reserves.

We have begun selling licenses of our products to corporations and other businesses in the United States. This corporate licensing program is generally conducted either directly between InterVideo and the licensee or through a reseller. For these sales we do not provide the corporation a right to return the product once it has been delivered and we do not provide support or upgrade rights to that licensee. We currently recognize revenue for these sales upon confirmation of delivery of the product.

Certain customer agreements call for the payment by us of marketing development funds, co-operative advertising fees, rebates or similar charges. We account for such fees in accordance with Emerging Issues Task Force Issue No. 99-19 as a reduction in revenue unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case we record these transactions as marketing expense. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

Accounting for income taxes

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We establish a valuation allowance if we determine that it is more likely

INTERVIDEO, INC.

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

Results of Operations

	Year ended December 31,
	2004	2003	2002
As a percentage of revenue:
Revenue	100%	100%	100%
Cost of revenue	44	42	37

Gross Profit	56	58	63
Operating expenses:
Research and development	14	13	16
Sales and marketing	14	16	18
General and administrative	12	8	8
Stock compensation	—	1	5
Cost of delayed public offering	—	—	4

Total operating expenses	40	38	51
Income from operations	16	20	12
Other income, net	1	1	—

Income before income taxes	17	21	12
Provision (benefit) for income taxes	5	7	(5)

Net income	12%	14%	17%

The following describes certain line items in our statement of operations:

Revenue: Revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users or businesses.

Cost of Revenue: Cost of revenue consists primarily of license royalties, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology, costs associated with end-user PCS and the cost of settlement of intellectual property matters. License royalties consist of royalties paid or accrued for payment to third parties for technologies incorporated into our products. In general, the amount of royalties depends on the number of our product units sold and the royalty rates associated with the third-party technology incorporated into those products. We sometimes prepay for the right to bundle and distribute certain licensed technologies. In general, these prepayments are at a flat rate and are not determined by the number of units of the bundled product that are shipped. In general, the license rights are granted for one year and the estimated useful life of the technology is three years. End-user PCS costs include the costs associated with providing assistance to end users of our products. With the exception of packaging and distribution costs, the cost of revenue is generally the same for each product, regardless of sales channel. Certain product costs associated with sales to distributors, retailers and end users are deferred until the corresponding revenue has been recognized. Cost of settlement of intellectual property matters consists of amounts that we have agreed to pay to third parties in settlement of alleged infringement of certain patented technology used in our customers’ products and accruals for royalties related to our usage of technologies under patent where no agreement exists.

INTERVIDEO, INC.

Gross Profit: Gross profit is affected by competitive price pressures, fluctuations in unit volumes, changes in royalty amounts and changes in the mix of products sold and in our mix of distribution channels. Differences in gross profits by sales channel are primarily a reflection of product pricing differences, which can be impacted by distribution and marketing rebates, associated with each sales channel. In addition, our gross profit may be affected by costs associated with the settlement of intellectual property matters.

Research and development expenses: Research and development expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and product evaluation and testing costs.

Sales and marketing expenses: Sales and marketing expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts.

General and administrative expenses: General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees.

Stock-based compensation expenses: Deferred stock-based compensation is recorded when options are granted with exercise prices less than the fair market value of the underlying common stock. Stock-based compensation expenses are recognized as deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the related options, which is generally four years.

Other income, net: Other income, net consists primarily of interest earned on our cash and cash equivalent balances, offset by other expenses.

Comparison of Years Ended December 31, 2004 and 2003

Revenue

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Revenue (in thousands)	74,460	30%	57,078

Revenue increased 30% to $74.5 million for the year ended December 31, 2004 from $57.1 million for the year ended December 31, 2003. OEM product sales increased 31% to $62.9 million for the year ended December 31, 2004 from $48.1 million for the year ended December 31, 2003. Web and retail sales increased 29% to $11.5 million for the year ended December 31, 2004 from $8.9 million for the year ended December 31, 2003. OEM product sales accounted for 85% of total revenue for the year ended December 31, 2004 as compared to 84% of total revenue for the year ended December 31, 2003. We derived a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2004, our two largest customers accounted for 38% of our revenue, with Hewlett-Packard accounting for 25% and Toshiba accounting for 13% of our revenue. In the year ended December 31, 2003, our two largest customers accounted for 32% of our revenue with Hewlett-Packard accounting for 19% and Dell accounting for 13% of our revenue. Sales outside the United States accounted for 47% of our revenue for the year ended December 31, 2004 as compared to 44% for the year ended December 31, 2003. The growth in revenue for the year ended December 31, 2004 over the same period in the prior year reflects increased revenue from our WinDVD product sales of 12%. Additionally, increased sales of our non-WinDVD products which includes WinDVD Creator, InterVideo Home Theater and InterVideo DVD Copy accounted for 29% of revenue for the year ended December 31, 2004, as compared to 18% for the year ended December 31, 2003.

INTERVIDEO, INC.

Cost of revenue

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Cost of revenue (in thousands)	32,878	38%	23,849
Percentage of total revenue	44%		42%

Cost of revenue increased 38% to $32.9 million, or 44% of revenue, for the year ended December 31, 2004 from $23.8 million, or 42% of revenue, for the year ended December 31, 2003. The increase in absolute dollars was primarily due to increased unit sales and an increase in the per unit cost of licensed royalties paid to Dolby Laboratories. Royalties paid to Dolby Laboratories increased $6.4M, or 29%, in the year ended December 31, 2004 over the year ended December 31, 2003. The increase as a percentage of revenue was primarily due to a credit of $1.1 million taken during the year ended December 31, 2003 representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable. Cost of revenue in absolute dollars will continue to be impacted by per-unit costs of royalties. We expect that cost of revenue as a percentage of revenue will be impacted by the introduction of our newer, higher margin products offset by continued price erosion in our WinDVD sales to our OEM customers.

Gross profit

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Gross profit (in thousands)	41,582	25%	33,229
Percentage of total revenue	56%		58%

Gross profits were 56% of revenue for the year ended December 31, 2004 as compared to 58% for the year ended December 31, 2003. The decrease was primarily due to a credit of $1.1 million taken during the year ended December 31, 2003 representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable. Gross profits were also impacted by lower average selling prices of our WinDVD, WinDVD Creator and other products to our major OEM customers without a proportional decrease in third party royalties and an increase in per unit pricing of third party royalties paid to Dolby Laboratories. These factors were offset by shifts in our sales mix volumes to higher margin products such as WinDVD Creator. We expect that gross profits will be impacted by the introduction of our newer, higher margin products offset by continued price erosion in our WinDVD sales to our OEM customers and higher per-unit costs.

Research and development expenses

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Research and development expenses (in thousands)	10,002	31%	7,626
Percentage of total revenue	14%		13%

Research and development expenses were $10.0 million, or 14% of revenue, for the year ended December 31, 2004 and $7.6 million, or 13% of revenue, for the year ended December 31, 2003. The increase in absolute dollars was primarily attributable to a $1.4 million increase in payroll and payroll related expenses due to increased research and development headcount at our international locations, a $330,000 increase in depreciation expense due to increased capital expenditures, a $190,000 increase in legal and outside consulting fees, a $190,000 increase in travel and entertainment expenses and a $280,000 increase in facilities charges and other general operating expenses. Research and development headcount grew to 221 during the year ended December 31, 2004, an increase of 64% as compared to 135 at December 31, 2003. This growth required us to increase our facilities in Taiwan and China. We believe that a significant level of research and development expenses will be

INTERVIDEO, INC.

required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars and that such expenses may increase as a percentage of revenue in the future.

Sales and marketing expenses

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Sales and marketing expenses (in thousands)	10,229	15%	8,908
Percentage of total revenue	14%		16%

Sales and marketing expenses increased to $10.2 million, or 14% of revenue, for the year ended December 31, 2004 from $8.9 million, or 16% of revenue, for the year ended December 31, 2003. The increase in absolute dollars was primarily attributable to a $440,000 increase in payroll and payroll related expenses due to increased sales and marketing headcount, a $450,000 increase in outside consulting fees and commissions to outside sales representatives, a $180,000 increase in travel, promotional and tradeshow expenses and a $250,000 increase in depreciation and facilities related expenses. The decrease, as a percentage of revenue, for the year ended December 31, 2004 as compared to the prior year was primarily due to the overall increase in revenue without a proportional increase in sales and marketing expenses. We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars and that such expenses may increase as a percentage of revenue in the future as we seek to further establish our retail presence.

General and administrative expenses

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
General and administrative expenses (in thousands)	9,108	109%	4,357
Percentage of total revenue	12%		8%

General and administrative expenses increased to $9.1 million or 12% of revenue, for the year ended December 31, 2004 from $4.4 million, or 8% of revenue, for the year ended December 31, 2003. This increase in absolute dollars and as a percentage of revenue was primarily due to a $650,000 increase in payroll and payroll related expenses due to increased general and administrative headcount, a $2.4 million increase in outside consulting and audit fees due to Sarbanes-Oxley compliance efforts, a $320,000 increase in legal fees, a $110,000 increase in travel and entertainment expenses, a $520,000 increase in investor relations expenses, directors and officers insurance premiums, board of directors fees and other expenses associated with being a publicly traded entity for a full year and a $120,000 increase in general operating expenses, offset by a $175,000 decrease in losses on the disposal of fixed assets. Additionally, during the year-ended December 31, 2004, we incurred $780,000 in legal and administrative expenses associated with the pursuit of strategic transactions. We expect general and administrative expenses to remain relatively flat as a percentage of revenue but to increase in absolute dollars in the future as we build our infrastructure to support our anticipated growth and operations as a public company.

Stock-based compensation expenses

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Stock-based compensation expenses (in thousands)	271	(70%)	912
Percentage of total revenue	—%		1%

Stock-based compensation expenses decreased to $271,000 for the year ended December 31, 2004 compared with $912,000 for the year ended December 31, 2003.

INTERVIDEO, INC.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123R”), which is a revision of SFAS No. 123 and supersedes APB No. 25 and will require us to calculate and record in the income statement the cost of equity instruments, such as stock options awarded to employees for services received which we have previously disclosed as pro forma information in the Notes to the Consolidated Financial Statements. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement will be effective in our third quarter of the year ending December 31, 2005. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods but it is expected that the impact will increase our stock-based compensation expenses once it has been adopted.

Other income, net

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Other income, net (in thousands)	910	62%	563
Percentage of total revenue	1%		1%

Other income, net increased to $910,000 for the year ended December 31, 2004 from $563,000 for the year ended December 31, 2003. This increase is primarily due a full year of interest earned on the cash, cash equivalents and short-term investments generated from our initial public offering in July 2003 and income from operations.

Provision for income taxes

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Provision for income taxes (in thousands)	4,056	(3%)	4,196
Percentage of total revenue	5%		7%

We recorded a provision for income taxes for the period ended December 31, 2004 of $4.1 million on income before income taxes of $12.9 million, compared to a provision for income taxes of $4.2 million on income before income taxes of $12.0 million for the period ended December 31, 2003. Our 2004 income tax expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to the benefit from a release of remaining valuation allowance on certain deferred tax assets provided in prior years, previous un-benefited stock option compensation, current year research and experimental credits and export sales activities, offset by state income tax expenses, foreign income taxes net of foreign tax credits and foreign losses with no benefit. Our 2003 income tax expense was the same as the expected provision derived by applying the applicable U.S. federal statutory rate to the income from operations after taking into consideration non-deductible amortization of deferred compensation and state income tax expenses, offset by benefits from research and experimental credits, export sales activities and other credits. We expect our effective tax rate for 2005 to approximate 38% to 40% of our income before income taxes. See Note 5 in the Notes to the Consolidated Financial Statements.

INTERVIDEO, INC.

Comparison of Years Ended December 31, 2003 and 2002

Revenue

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Revenue (in thousands)	57,078	25%	45,494

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

Cost of revenue

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Cost of revenue (in thousands)	23,849	41%	16,879
Percentage of total revenue	42%		37%

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

Gross profit

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Gross profit (in thousands)	33,229	16%	28,615
Percentage of total revenue	58%		63%

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

INTERVIDEO, INC.

by a credit of $1.1 million representing the reversal of a previous accrual for unlicensed royalties no longer deemed probable.

Research and development expenses

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Research and development
expenses (in thousands)	7,626	6%	7,185
Percentage of total revenue	13%		16%

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

Sales and marketing expenses

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Sales and marketing
expenses (in thousands)	8,908	9%	8,179
Percentage of total revenue	16%		18%

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

General and administrative expenses

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
General and administrative
expenses (in thousands)	4,357	11%	3,921
Percentage of total revenue	8%		8%

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

INTERVIDEO, INC.

$106,000, which was largely due to the increase in shares authorized as a result of our initial public offering in July 2003. These increases were offset by a decrease in outside consulting, legal and accounting service fees of $284,000.

Stock-based compensation expenses

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Stock-based compensation
expenses (in thousands)	912	(63%)	2,469
Percentage of total revenue	2%		5%

Stock-based compensation expenses decreased to $912,000 for the year ended December 31, 2003 compared with $2.5 million for the year ended December 31, 2002 due to the effects of accelerated amortization and forfeitures.

Other income, net

	Year Ended December 31, 2003	% Change 2002 to 2003	Year Ended December 31, 2002
Other income, net (in thousands)	563	237%	167
Percentage of total revenue	1%		—%

Other income, net increased to $563,000 for the year ended December 31, 2003 from $167,000 for the year ended December 31, 2002. This increase is primarily due to the interest earned on the additional cash generated from our initial public offering in July 2003.

Provision (benefit) for income taxes

	Year Ended December 31, 2003	% Change 2002 to 2003		Year Ended December 31, 2002
Provision (benefit) for
income taxes (in thousands)	4,196	*	%	(2,409)
Percentage of total revenue	7%			*	%

*	Percentage not meaningful

We recorded a provision for income taxes of $4.2 million for the year ended December 31, 2003 as compared to an income tax benefit of $2.4 million for year ended December 31, 2002. The income tax benefit for the year ended December 31, 2002 was the result of the release of a significant portion of our valuation allowance. Such release of valuation allowance was due to our reassessment of the realizability of certain of our deferred tax assets as being more likely than not. Our effective tax rate for the year ended December 31, 2003 was 35%. See Note 5 in the Notes to the Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2004, we had cash, cash equivalents and short-term investments of $74.6 million representing 73% of our total assets, compared to $69.7 million or 79% of total assets, as of December 31, 2003. Our cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the

INTERVIDEO, INC.

date of purchase and totaled $27.4 million at December 31, 2004 and $46.9 million at December 31, 2003. Short-term investments consist principally of US treasury notes, state and municipal notes/bonds and corporate bonds.

Net cash provided by operating activities in 2004 was $14.5 million, primarily comprised of $8.8 million of net income adjusted for non-cash charges for depreciation and amortization of $1.3 million, deferred taxes of $526,000, tax benefits derived from stock option activity of $1.2 million, stock-based compensation of $271,000 and other non-cash charges and credits, a net increase in accounts payable, accrued liabilities and taxes payable of $2.4 million and an increase in deferred revenue of $547,000, offset by increases in accounts receivable, prepaid expenses and other assets of $624.000. The non-cash adjustment for tax benefits derived from stock option activity results primarily from disqualified disposition of incentive stock option and non-qualified stock option exercises. The non-cash adjustment for stock-based compensation expense reflects the amortization of deferred stock-based compensation resulting for the granting of stock options with exercise prices less than the deemed fair market value of the underlying common stock. Beginning in the third quarter of 2005, when we are required to adopt the aforementioned SFAS No. 123R, we expect our stock-based compensation expense will increase but the actual impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. The net increase in accounts payable, accrued liabilities and taxes payable is primarily due to increases in accrued license royalties of $1.4 million as a result of increased unit shipments as well as an increase in the per unit cost of these royalties, increases in accrued payroll and bonuses of $1.1 million due to increased headcount and increases in accruals for outside consulting and external audit fees of $600,000 largely due to Sarbanes-Oxley 404 efforts offset by a $1.2 million decrease in taxes payable due to the lower effective tax rate. The increase in deferred revenue is primarily due to growth in retail sales in North America and Europe for which revenue with certain customers has been deferred until evidence of sell-through to the end user is obtained. These increases were partially offset by the recognition of previously deferred revenue as a result of changes in certain contractual arrangements.

Net cash provided by operating activities in 2003 was $9.3 million, primarily comprised of $7.8 million of net income adjusted for non-cash charges for depreciation and amortization of $774,000, stock-based compensation of $912,000, loss on disposal of property and equipment of $205,000, and other non-cash charges and credits and increases in accounts payable of $595,000 and deferred revenue, accrued liabilities and taxes payable of $2.6 million, offset by increases in accounts receivable of $1.6 million and prepaid expenses and other current assets of $1.8 million. The non-cash adjustment for stock-based compensation expense reflects the amortization of deferred stock-based compensation resulting for the granting of options with exercise prices less than the deemed fair market value of the underlying common stock. The loss on disposal of property is largely a result of the relocation of our corporate headquarters and the resultant write-off of assets not fully depreciated at the time of the move. The increase in deferred revenue is partially due to growth in retail sales in North America and Europe for which revenue with certain customers has been deferred until evidence of sell-through to the end user is obtained. Additionally, the deferral of revenue associated with implied future obligations on certain contracts with our OEM customers contributed to the increase in deferred revenue during the period. Included in the change in accrued liabilities is the reversal of an unlicensed royalty accrual of $1.1 million as a result of the determination that the potential liability related to a previously established accrual is no longer deemed probable as well as payments of $1.0 million on intellectual property claim settlements during the year. These amounts were offset by an increase in accrued license fees due to increased unit shipments of our products.

Net cash used in investing activities was $33.3 million in 2004, which included the purchase of property and equipment of $1.4 million including the implementation of our new ERP system and expanded operations in Asia and net purchases of short-term investments of $24.5 million. Additionally, we invested $1.7 million in two private companies in Taiwan and invested $5.7 million for the acquisition of shares of common stock of Ulead Systems, Inc. (“Ulead”), a publicly traded company in Taiwan.

Net cash used in investing activities was $20.2 million in 2003, which included the purchase of property and equipment of $1.4 million and net purchases of short-term investments of $18.8 million.

INTERVIDEO, INC.

Net cash used in financing activities in 2004 was $727,000, consisting of $2.6 million used for the repurchase of common stock offset by $1.8 million in proceeds from the issuance of common stock under stock option and employee stock purchase plans.

Net cash provided by financing activities in 2003 was $40.6 million, consisting of net proceeds from our initial public offering in July 2003 of $40.4 million and $199,000 due to the issuance of common stock upon the exercise of stock options.

We currently have no significant commitments for capital expenditures but we expect to spend approximately $1 million to $2 million on capital expenditures in 2005, which will include the world-wide roll-out of our ERP system. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems. As of December 31, 2004 we had future lease commitments for buildings of a total of $3.4 million under non-cancelable operating leases through 2010. We have no debt obligations.

On March 14, 2005, we announced the commencement of a tender offer to purchase an additional 30.1 to 65 percent of the issued shares of Ulead at NTD 30 (US$0.98) per share of Ulead common stock. Our obligation to purchase the shares is subject to certain closing conditions, including the requirement that there have not been any material adverse change in the financial condition or business of Ulead prior to the expiration of the tender offer on April 13, 2005. Upon the successful completion of the tender offer, the transaction will be valued at between US$23 and US$49 million, and we will own between 50.1 and 85 percent of the outstanding shares of Ulead. These figures include the 18.5 percent of Ulead’s outstanding shares currently owned by us, the shares to be purchased in the tender offer and an additional 1.5% of Ulead’s shares to be purchased outside of the tender offer.

We believe that our current cash, cash equivalent and short-term investments will be sufficient to meet our current working capital and capital expenditure requirements for at least the next twelve months. The successful completion of the tender offer would utilize between $23 and $49 million of our working capital. Furthermore, potential investment in Ulead is likely to increase our capital requirements in 2005 although the amount of such increase is not currently known. To the extent our existing sources of cash and cash flows from operations are not sufficient to fund our activities, we will need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in us will be reduced. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us. We do not anticipate a need for raising funds by equity or debt financing in the year 2005.

Disclosures About Contractual Obligations and Commercial Commitments

We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2010. Some of these facility lease agreements generally provide base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value. We are also responsible for common area maintenance charges on certain office leases, which are generally less than 10% of base rents and, as such are not included in the information presented below. Total operating lease expense, including month-to-month rentals, was approximately $745,000, $924,000 and $802,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

We generally make purchases under cancelable purchase orders and do not enter into long term supply agreements.

INTERVIDEO, INC.

As of December 31, 2004, future minimum commitments under operating leases are as follows (in thousands) and we do not have further material contractual obligations:

In the year ending December 31,
2005	$837
2006	701
2007	610
2008	558
2009	357
Thereafter	367

$3,430

We have no contractual obligations or commercial commitments that are not already accrued for in our financial statements.

Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the DVD software industry. The fact that certain risks are endemic to the industry does not lessen the significance of these risks. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should carefully consider each of the Risk Factors and the other information in this Annual Report on Form 10-K.

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

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

INTERVIDEO, INC.

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets, which may result in our loss of business;

•	decisions to acquire other companies, including the announcement of our tender offer for Ulead;

•	increases in third party license fees, such as the increase in royalties paid to Dolby;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	declines in selling prices of our products to our OEM customers or other customers;

•	market acceptance of new products developed by us, such as our InstantOn product;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries;

•	changes in accounting regulations that will require us to expense stock options.

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

We expect our product prices to continue to decline, which could harm our operating results.

We expect prices for our products to continue to decline over the next few years. Because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and lower unit sales, we have reduced the prices we charge PC OEMs for our WinDVD, WinDVD Creater and other products. We expect this trend to continue, which will make it more difficult to increase or maintain our revenue and may cause a decline in our gross profits, even if unit sales of any particular product increase. If unit sale increases do not offset anticipated price declines, our

INTERVIDEO, INC.

revenue will decline. Accordingly, our future success will depend in part on our ability to increase sales of our higher-margin products and to introduce and sell new products and upgrades to our existing products, which could increase our revenue and could improve our profit margins.

We may not sustain profitability on a quarterly or annual basis.

We did not achieve profitability until our fiscal year ended December 31, 2002. As of December 31, 2004, we had retained earnings of $6.5 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not sustain or increase profitability on a quarterly or annual basis in the future.

We may not be successful in addressing problems encountered in connection with our proposed transaction with Ulead or any other acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.

On March 14, 2005, we announced the commencement of a tender offer to purchase a controlling percentage of the issued shares of Ulead. The tender offer is scheduled to expire on April 13, 2005. We have limited experience in acquiring businesses and technologies, including businesses with international operations. The proposed transaction with Ulead will be our largest acquisition to date. The transaction with Ulead and any other proposed or completed acquisitions and investments involve numerous risks, including:

•	risks that the tender offer might not be consummated if less than 30.1 percent of the issued shares of Ulead are rendered;

•	unanticipated developments or events concerning the financial condition, assets, liabilities, operations, business or prospects of Ulead might arise after the completion of the tender offer because we only conducted limited due diligence on Ulead based on publicly available information;

•	unanticipated costs associated with the transaction including issues associated with complicated cross-border transactions;

•	adverse effects on existing business relationships with suppliers and customers;

•	diversion of management’s attention from our core business including international travel to Taiwan;

•	customers acceptance of new technology or product offerings;

•	problems maintaining internal controls and procedures and other uniform standards or policies with a company that was not subject to U.S. generally-accepted accounting principles or disclosure requirements prior to the consummation of the transaction and that has operations outside of the United States;

•	problems integrating the operations, personnel, technologies or products of the companies;

•	conflicts of interest issues that might arise between InterVideo and Ulead as a majority-owned subsidiary; and

•	potential loss of key management, engineers and other employees.

We expect to continue to review opportunities to buy or make investments in other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or that may otherwise offer growth opportunities. The successful completion of our tender offer for Ulead would utilize between $23 and $49 million of our working capital. Any other acquisitions of

INTERVIDEO, INC.

businesses or technologies will require significant commitment of resources beyond the substantial portion of our cash committed for the tender offer. We may be required to pay for any acquisitions with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities.

We license technology from third parties for use in our WinDVD and other standards-based products, and we might not be able to ship our products in their present forms if we fail to maintain these license arrangements.

We license technology for use in our WinDVD, WinDVD Creator and InterVideo Home Theater products and other existing and planned products from third parties under agreements, some of which have a limited duration. For example, we have a license agreement with Dolby Laboratories for its audio technology and logo, a license agreement with the DVD Copy Control Association, Inc. for the content scrambling system designed to prevent the copying of DVDs, a license with MPEG-LA for its MPEG-2 video technology, a license from Thomson Licensing S.A. for its MP3 audio technology and various other license agreements relating to patents, know-how and trademarks that are important to various aspects of the development, marketing and sale of our products. We are obligated to pay royalties under each of the Dolby, DVD Copy Control Association, MPEG-LA and Thomson Licensing S.A. agreements, and Dolby, DVD Copy Control Association, MPEG LA and Thomson Licensing may each terminate its license if we breach any material provision of the license or if other events occur, as specified in the license agreement. If we fail to maintain these license arrangements, we might not be able to ship our products in their present forms and our revenue could decline.

Because there is a small number of large PC OEMs, we have only a limited number of potential new large OEM customers for our WinDVD product, which will likely cause our revenue to grow at a slower rate than in recent periods.

Historically, our revenue growth has been achieved in large part due to sales of our WinDVD product to new, large PC OEM customers. More recently, we have derived an increasing percentage of our revenue from sales of our non-WinDVD products, which include WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and our InstantON product. Because there is only a limited number of potential new, large PC OEM customers for our products, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs and PC peripherals manufacturers and from sales to smaller regional PC OEMs and directly to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will take more time and effort to penetrate, our revenue may grow at a slower rate than historically. Additionally, if the rate of such expansion via retail channels and our website proceeds slower than we anticipate, our financial position could be adversely affected.

We depend substantially on our relationships with a small number of PC OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the year ended December 31, 2004, our two largest customers accounted for 38% of our revenue, with Hewlett-Packard accounting for 25% and Toshiba accounting for 13% of our revenue during that period. We expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline.

INTERVIDEO, INC.

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

We have material weaknesses in our disclosure controls and internal controls over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective disclosure and internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our controls over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Although we, and our independent registered public accounting firm, have not completed all of the procedures and assessments required by Section 404 and we will avail ourselves of the 45-day exemptive order to complete such assessment, deficiencies in our internal controls that are considered to be material weaknesses have been identified in the procedures completed to date. The material weaknesses, as well as our remediation efforts, are more fully discussed in this Annual Report under Item 9A, “Controls and Procedures.”

While we have taken steps to remediate the identified material weaknesses during the first quarter of 2005, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be

INTERVIDEO, INC.

sufficient to address and eliminate the material weaknesses in our first quarter 2005 or next year’s annual assessment. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. We are currently unable to determine whether any of the material weaknesses identified in this report will be remediated by the end of our first quarter of fiscal 2005, and if they are not, we may be required to report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective disclosure and internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We have received notices of claims, and may receive additional notices of claims in the future, regarding the alleged infringement of third parties’ intellectual property rights that may result in restrictions or prohibitions on the sale of our products and cause us to pay license fees and damages.

Some third parties hold patents that such parties’ claim cover various aspects of DVD technology incorporated into our and our customers’ products.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property rights include the patents held by Nissim and by members of MPEG LA, DVD 6C and 4C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. We have received notices from some of our customers asserting that we are required to indemnify them under our agreements with them, or providing notice that they have received from third parties infringement claims that are related to our products. These customers include, among others, Fujitsu, Micron Electronics and MPC LLC (formerly known as Micron PC LLC), as well as other customers with which we have settled. We expect to make additional cash payments to settle similar claims in the future. Although MPEG LA has stated that some of our PC OEM customers, including Dell, Fujitsu Limited, Gateway, Hewlett-Packard, Sony and Toshiba, are currently MPEG LA licensees, not all of our PC OEM customers are MPEG LA licensees. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of claims of infringement brought by MPEG LA against those customers. Even with respect to those PC OEM customers that have become licensees, we may have liability to these customers for prior infringement and future royalty payments. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

We have derived a majority of our revenue from the sale of our WinDVD product to PC OEMs, and these customers may not continue to purchase this product or we may fail to attract new customers for this product.

We derived 71% of our revenue for the year ended December 31, 2004 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a majority of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

INTERVIDEO, INC.

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

Our primary competitors are Adobe Systems Incorporated, Cyberlink Corporation, Pinnacle Systems, Inc., Sonic Solutions, Inc. and Ulead Systems, Inc. Additional competitors are likely to enter our industry in the future. We also face competition from the internal research and development departments of other software companies and PC and CE manufacturers, including some of our current customers. Some of our customers have the capability to integrate their operations vertically by developing their own software-based digital and audio solutions or by acquiring our competitors or the rights to develop competitive products or technologies, which may allow these customers to reduce their purchases or cease purchasing from us completely. Operating system providers with an established customer base, such as Microsoft, already offer products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. If Microsoft or other operating system providers develop or license digital video and audio solutions that compete directly with ours and incorporate the solutions into their operating systems, our products could lose market share.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

The market for our products is characterized by rapid technological change, new and improved product introductions, changes in customer requirements and evolving industry standards. Our future success will depend to a substantial extent on our ability to develop, introduce and support cost-effective new products and technologies on a timely basis. If we fail to develop and deploy new cost-effective products and technologies or enhancements of existing products on a timely basis, or if we experience delays in the development, introduction or enhancement of our products and technologies, our products will no longer be competitive and our business will suffer. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation and highly skilled engineering and development personnel, as well as the accurate anticipation of technological and market trends. We may not be able to identify, develop, manufacture, market or support new or enhanced products on a timely basis, if at all. Furthermore, our new products may never gain market acceptance, and we may not be able to respond effectively to product announcements by competitors, technological changes or emerging industry standards, such as high definition and Blu-ray DVD. Our failure to respond to product announcements, technological changes or changes in industry standards would likely prevent our products from gaining market acceptance and harm our business.

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

INTERVIDEO, INC.

We rely on patents, trademarks, copyrights, trade secrets and license agreements to protect our proprietary rights, which afford only limited protection.

Our success depends upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as license and confidentiality agreements with our employees, customers, strategic partners and others to establish and protect our proprietary rights. The protection of patentable inventions is important to our future opportunities. We currently have or own the rights to 11 issued U.S. patents, 22 patents issued in Taiwan and three in China and we have 90 pending patent applications, comprised of 35 U.S. patent applications and 55 foreign patent applications. It is possible that:

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

INTERVIDEO, INC.

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

Our international operations accounted for 47% of our revenue for the year ended December 31, 2004 and 44% of our revenue for the year ended December 31, 2003, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

INTERVIDEO, INC.

We may require substantial additional capital, which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, our products;

•	the costs of developing new products;

•	the need to license new technology, to enter into license agreements for existing technology or to settle intellectual property matters;

•	the extent to which we invest in new technology and research and development projects;

•	the number and timing of acquisitions, including the $23 to $49 million committed to complete our tender offer for Ulead; and

•	the costs associated with our expansion.

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

INTERVIDEO, INC.

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

Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services pre-approved in the fourth quarter of 2004 by our Audit Committee to be performed by KPMG LLP, our external auditor. During the third quarter ended September 30, 2004, KPMG performed certain due diligence procedures in connection with a strategic transaction.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of changes in foreign currency exchange rates and changes in interest rates.

Foreign currency risk

To date, most of our revenue has been denominated in U.S. dollars. We may, however, begin denominating revenue from selected international markets in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. We will continue to monitor our exposure to currency fluctuations and in the future, we may use economic hedging techniques to minimize the effect of these exchange rate fluctuations that may harm our financial results. For the year ended December 31, 2004, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

Interest rate risk

We have limited exposure to financial market risks, including changes in interest rates. Due to the short-term nature of our investments, we believe that we are not exposed to any material market risk. In addition, our investment portfolio consists of investment-grade securities diversified among security types, industries, and issuers. Our cash and investments are held and managed by recognized financial institutions that follow InterVideo’s investment policy. Our policy limits the amount of market exposure to any one security issue or issuer, and we believe no significant concentration of market risk exists with respect to these investments.

INTERVIDEO, INC.

ITEM 8:     FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterVideo, Inc.:

We have audited the accompanying consolidated balance sheets of InterVideo, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterVideo, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/     KPMG LLP

Mountain View, California

March 31, 2005

INTERVIDEO, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$27,410	$46,875
Short-term investments	47,177	22,862
Accounts receivable, net of allowance for doubtful accounts of $215 and $254, respectively	5,660	5,515
Deferred tax assets	256	1,543
Prepaid expenses and other current assets	2,580	2,468

Total current assets	83,083	79,263
Property and equipment, net	2,606	2,241
Goodwill	1,018	1,018
Other purchased intangible assets	83	283
Deferred tax assets	5,446	4,685
Other assets	9,539	429

Total assets	$101,775	$87,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,098	$1,039
Accrued liabilities	13,129	9,503
Income taxes payable	333	1,539
Deferred revenue	4,002	3,422

Total current liabilities	18,562	15,503

Stockholders’ equity:
Common stock, $0.001 par value: 150,000 shares authorized; 13,661 and 12,970 shares issued and outstanding, respectively	14	13
Additional paid-in capital	76,498	76,283
Notes receivable from stockholders	(830)	(905)
Deferred stock-based compensation	(95)	(531)
Accumulated other comprehensive income(loss)	1,121	(123)
Retained earnings (accumulated deficit)	6,505	(2,321)

Total stockholders’ equity	83,213	72,416

Total liabilities and stockholders’ equity	$101,775	$87,919

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue	$74,460	$57,078	$45,494
Cost of revenue	32,878	23,849	16,879

Gross profit	41,582	33,229	28,615
Operating expenses:
Research and development	10,002	7,626	7,185
Sales and marketing	10,229	8,908	8,179
General and administrative	9,108	4,357	3,921
Stock-based compensation (1)	271	912	2,469
Cost of delayed public offering	—	—	1,728
Restructuring charges	—	—	(20)

Total operating expenses	29,610	21,803	23,462

Income from operations	11,972	11,426	5,153
Other income, net	910	563	167

Income before income taxes	12,882	11,989	5,320
Provision (benefit) for income taxes	4,056	4,196	(2,409)

Net income	$8,826	$7,793	$7,729

Net income per common share, basic	$0.66	$1.07	$3.15

Net income per common share, diluted	$0.58	$0.57	$0.65

Number of shares used in per share calculation:
Basic	13,409	7,273	2,456

Diluted	15,337	13,723	11,945

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Year Ended December 31,
	2004	2003	2002
Research and development	$90	$308	$969
Sales and marketing	58	309	761
General and administrative	123	295	739

Total stock-based compensation expenses	$271	$912	$2,469

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stock- holders	Deferred Stock- based Compen- sation	Accumu- lated Other Compre- hensive Income/ (Loss)	Retained Earnings/ (Accum- ulated Deficit)	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2001	12,189	$12	2,428	$2	$28,294	$(824)	$(1,616)	$(188)	$(17,843)	$8,467
Issuance of common stock under stock option plans	—	—	216	1	89	—	—	—	—	90
Issuance of Series D convertible preferred stock for settlement	650	1	—	—	3,717	—	—	—	—	3,718
Stock compensation to non-employees	—	—	—	—	157	—	—	—	—	157
Interest income on notes receivable from stockholders	—	—	—	—	—	(40)	—	—	—	(40)
Deferred stock-based compensation	—	—	—	—	2,310	—	(2,310)	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	2,312	—	—	2,312
Foreign currency translation adjustment	—	—	—	—	—	—	—	26	—	26	$26
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(18)	—	(18)	(18)
Net income	—	—	—	—	—	—	—	—	7,729	7,729	7,729

BALANCE, December 31, 2002	12,839	13	2,644	3	35,197	(864)	(1,614)	(180)	(10,114)	22,441	$7,737

Issuance of common stock in Initial Public Offering, net of offering cost of $4,713	—	—	3,220	3	40,364	—	—	—	—	40,367
Conversion of preferred stock to common stock	(12,839)	(13)	6,948	7	6	—	—	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	158	—	199	—	—	—	—	199
Interest income on notes receivable from stockholders	—	—	—	—	—	(41)	—	—	—	(41)
Deferred stock-based compensation	—	—	—	—	(171)	—	171	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	912	—	—	912
Tax benefits from stock options transactions	—	—	—	—	688	—	—	—	—	688
Foreign currency translation adjustment	—	—	—	—	—	—	—	83	—	83	$83
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	(26)	—	(26)	(26)
Net income	—	—	—	—	—	—	—	—	7,793	7,793	7,793

BALANCE, December 31, 2003	—	—	12,970	13	76,283	(905)	(531)	(123)	(2,321)	72,416	$7,850

Repurchased of common stock	—	—	(200)	—	(2,596)	—	—	—	—	(2,596)
Issuance of common stock under stock option and stock purchase plans	—	—	891	1	1,755	—	—	—	—	1,756
Interest income on notes receivable from stockholders	—	—	—	—	—	(38)	—	—	—	(38)
Repayment of notes receivable from stockholders	—	—	—	—	—	113	—	—	—	113
Deferred stock-based compensation	—	—	—	—	(165)	—	165	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	271	—	—	271
Tax benefits from stock options transactions	—	—	—	—	1,221	—	—	—	—	1,221
Foreign currency translation adjustment	—	—	—	—	—	—	—	30	—	30	$30
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	1,214	—	1,214	1,214
Net income	—	—	—	—	—	—	—	—	8,826	8,826	8,826

BALANCE, December 31, 2004	—	$—	13,661	$14	$76,498	$(830)	$(95)	$1,121	$6,505	$83,213	$10,070

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

INTERVIDEO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$8,826	$7,793	$7,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,277	774	922
Deferred taxes	526	(771)	(5,457)
Tax benefit from stock option transactions	1,221	688	—
Write-down of long term investments	—	—	200
Amortization and impairment of software license agreement	—	22	29
Stock-based compensation	271	912	2,469
Provision for doubtful accounts	46	75	105
Loss from disposal of property and equipment	30	205	143
Interest income on notes receivable from stockholders	(38)	(41)	(40)
Equity in net loss of long-term investments	93	—	—
Changes in operating assets and liabilities:
Accounts receivable	(112)	(1,645)	(1,254)
Prepaid expenses and other current assets	(91)	(1,779)	(766)
Other assets	(421)	(63)	536
Accounts payable	29	595	(182)
Deferred revenue	547	2,362	805
Accrued liabilities and taxes payable	2,336	189	1,685

Net cash provided by operating activities	14,540	9,316	6,924

Cash flows from investing activities:
Purchases of property and equipment	(1,441)	(1,436)	(700)
Purchases of short-term investments	(98,963)	(24,030)	(3,522)
Proceeds from maturities of short-term investments	74,507	5,246	—
Purchase of long-term investments	(7,419)	—	—

Net cash used in investing activities	(33,316)	(20,220)	(4,222)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	40,367	—
Proceeds from issuance of common stock under stock option and purchase plans	1,756	199	90
Proceeds from repayment of notes receivables	113	—	—
Repurchase of common stock for retirement	(2,596)	—	—

Net cash provided by (used in) financing activities	(727)	40,566	90

Effect of change in exchange rates on cash and cash equivalents	38	76	(3)

Net increase (decrease) in cash and cash equivalents	(19,465)	29,738	2,789
Cash and cash equivalents, beginning of period	46,875	17,137	14,348

Cash and cash equivalents, end of period	$27,410	$46,875	$17,137

Supplementary disclosures of non-cash investing and financing activities:
Issuance of Series D convertible preferred stock for settlement	—	—	3,718
Conversion of convertible preferred stock into common stock	—	24,904	—
Supplementary disclosure:
Income tax payments, net of refunds	$1,720	$1,497	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Business

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company has historically derived a majority of its revenue from sales of its WinDVD product, a software DVD player for personal computers (“PCs”) to PC original equipment manufacturers (“OEMs”). Other products include WinDVD Creator, InstantON, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of its DVD and DVR software designed for Linux-based PCs and consumer electronic (“CE”) devices. The Company’s software is bundled with products sold by PC OEMs. The Company sells its products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide. In addition, the Company sells products through retail channels and directly to consumers through its websites.

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

Note 2. Summary of Significant Accounting Policies:

Basis of presentation

The accompanying consolidated financial statements include the accounts of InterVideo, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All international subsidiaries of the Company have established a month end cut-off of three working days prior to the end of any given month.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions believed to be applicable and evaluate them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could materially differ from these estimates.

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

INTERVIDEO, INC.

Fair value of financial instruments

The fair value of the Company’s cash equivalents, short-term investments, accounts receivable, marketable equity securities and accounts payable approximate their respective carrying amounts due to their relatively short-term maturities.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less, at the date of purchase, to be cash equivalents.

Short-term investments

Short-term investments consist principally of United States treasury, state and municipal notes/bonds and corporate bonds. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income (loss).

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

Customers’ accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the years ended presented were:

	As of December 31,
	2004	2003
Customer A	11%	6%
Customer B	6%	14%
Customer C	5%	12%
Customer D	3%	15%

The following individual customers accounted for greater than 10% of revenue in any one of the years presented:

	Year ended December 31,
	2004	2003	2002
Revenue from major customers:
Customer C	7%	13%	14%
Customer E	25%	19%	17%
Customer F	13%	4%	9%

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

INTERVIDEO, INC.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002.

Allowance for Doubtful Accounts	Balance at beginning of the Year	Provisions	Write-offs	Balance at end of the Year
December 31, 2004	$254	$46	$(85)	$215
December 31, 2003	205	75	(26)	254
December 31, 2002	319	105	(219)	205

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation or amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of between three and seven years. Leasehold improvements are amortized over the lesser of the lease terms or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the statement of operations

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite. SFAS 142 also requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain events. The Company adopted SFAS 142 effective January 1, 2002.

As required by SFAS 142, the Company ceased amortization of goodwill associated with the acquisition of Audio Video Product Division (“AVPD”) effective January 1, 2002. Prior to January 1, 2002, the Company amortized goodwill associated with the AVPD acquisition over five years using the straight-line method.

The Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with the Company’s determination that it has only one operating segment, the Company has determined that it has only one reporting unit. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine if there is an impairment loss. Since the fair value of the reporting unit exceeds its net book value as of December 31, 2004, there is no goodwill impairment for the year.

Impairment of long-lived assets and other purchased intangibles

The Company accounts for intangible assets with finite lives in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In accordance with SFAS 144, when events and circumstances warrant a review, the Company evaluates the carrying value of long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds its fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner except that fair values are reduced by the cost to dispose of such assets.

INTERVIDEO, INC.

Long-term investments

The Company from time to time acquires certain equity investments for the promotion of business and strategic objectives. Non-marketable equity investments are accounted for using the equity method if the Company has significant influence over operating and financial policies of the investee, or using the cost method if the Company cannot assert significant influence over the investee. Marketable equity investments are accounted for as available-for-sale securities with unrealized gains and losses included in other comprehensive income in equity. Such investments are also subjected to periodic impairment review. If there are no liquid markets to provide information for valuing such securities, the impairment analysis involves significant judgment on the part of management. Should the Company determine that a decline in the securities’ fair value is considered to be other than temporary, a writedown is recorded in other income, net. As of December 31, 2004, the Company has concluded there is no indication of loss in value that is other than temporary for its long-term investments and therefore, there is no impairment recorded for the year.

Revenue recognition

The Company’s revenue is primarily derived from fees received under software licenses granted to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users or businesses. The Company records revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable.

Typically, under the terms of the Company’s license agreements with its OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sale into the OEM’s sales channel partners or sell through to the OEM’s end customers. Under the terms of the Company’s revenue recognition policy, the Company recognizes revenue based on evidence of products sold by our OEM customers to end customers or to the OEM’s sales channel partners. The Company does not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners. Accordingly, under such agreements the Company does not defer any revenue, as the Company no longer has an obligation once an OEM’s products have been shipped from the OEM to the OEM’s sales channel partners or to an OEM’s end customer. Under certain other agreements, the Company defers the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant PCS provided to the OEM’s customers. Depending on the specific contractual obligation, the Company recognizes this revenue over a period of the shorter of the contractual obligation period or the estimated life of the product. In general, the Company considers the estimated life of our products to be three years.

Typically, the Company’s OEM customers do not have the right to claim a credit or refund for returns from the OEM’s sales channel partners or end customers back to the OEM. However, in the few instances where InterVideo has granted its OEM customers with the right to claim a refund or credit for these types of returns, the Company defers 100% of the revenue until it is able to establish a returns reserve based on historical returns activity, that is specific to the respective sales channel, product line or country. InterVideo has determined that the return percentage for the WinDVD product line for its OEM sales channel for sales made in the United States has been less than 0.1% of sales. As a result, InterVideo has not deferred WinDVD sales to OEM customers in the United States that have been granted a right of return. If in the future, the actual or estimated number of returned units materially increases as a percentage of sales, InterVideo may be required to establish a return reserve for these sales.

Under the terms of the OEM license agreements, each OEM qualifies InterVideo’s software on their hardware and software configurations. Once the Company’s software has been qualified, the OEM begins shipping products and reports net sales to the Company, at which point the Company records revenue. Most OEMs pay a license fee based on the number of copies of licensed software included in the products sold to their

INTERVIDEO, INC.

customers. These OEMs pay fees on a per-unit basis, and the Company records associated revenue when it receives notification of the OEMs’ sales of the licensed software to an end customer or a sales channel partner. The terms of the license agreements generally require the OEMs to notify the Company of sales of our products within 30 to 45 days after the end of the month or quarter in which the sales occur. As a result, the Company generally recognizes revenue in the month or quarter following the sales of the software to these OEMs’ customers.

A small number of OEMs that sell PC components, place orders with the Company for a fixed quantity of units at a fixed price based on an agreed-upon purchase order or contract. In such cases, qualification of the Company’s software is not required, and these OEMs have no rights to upgrades or returns. The Company generally recognizes revenue upon the completion of shipment, in accordance with the terms of the respective agreement, to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting the Company’s software to the OEM’s hardware and software configurations. Since the Company provides when and if available upgrade rights to its OEM customers on the products they have licensed from the point in time when they receive the product until the point in time when they have sold the product to their sales channel partners or end customers, any prepaid license fees are recognized based on actual shipments after the upgrade rights have lapsed. The NRE service fees are recognized upon completion and acceptance of the NRE service. Some OEM agreements provide the OEM with rights to PCS to be provided by InterVideo to the OEM’s end customers. This PCS may or may not include the right to unspecified future software upgrades. PCS is typically not available to the OEMs’ end users. InterVideo has established vendor specific objective evidence (“VSOE”) of fair value for PCS for end customer support on a limited number of products sold to OEMs in Japan. On these arrangements, the Company uses the residual method to account for the allocation between the license revenue and the service revenue. The allocated license revenue is recognized in full upon the OEM’s sale of the licensed product to the OEM’s sales channel partners and, where the only undelivered element of the agreement is PCS, the allocated PCS is recognized over the period of the PCS obligation. In all other agreements where InterVideo has sold PCS in which the Company has not been able to establish a VSOE of fair value for PCS or where there are additional undelivered elements, such as NRE service fees, the Company defers all of the revenue until the additional undelivered elements are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS, the Company recognizes the entire arrangement fee over the PCS period.

End-user sales are made directly through the Company’s websites. The Company does not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. The Company recognizes revenue from sales through its websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase InterVideo’s software from the Company’s websites have limited rights of return for products they have purchased in the previous 14 days, which the Company currently reserves for using a 30-days sales return reserve based on the historical return percentage.

The Company sells its products to retailers and retail distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor will not take ownership of the product at the point in time when InterVideo ships product to the distributor. Once the distributor sells the consignment-based product to a retailer or an end customer ownership is transferred from the Company to the retailer or end customer, the distributor will report those sales to the Company and InterVideo invoices the distributor. For non-consignment product shipments, the distributor will take ownership of the product at the point in time when the Company ships the product to the distributor and the Company invoices the distributor upon such shipment. Since the Company does not have contractually obligated minimum orders or payment terms with our distributors, the Company does not recognize revenue for retail product distribution prior to invoicing. Certain distributors and retailers, primarily in Japan, have limited rights to return products that were

INTERVIDEO, INC.

purchased in the previous six months. These distributors have no rights to product upgrades. The Company generally recognizes revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. The Company generally recognizes revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, less any required rebate or pricing reserves.

The Company has begun selling licenses of its products to corporations and other business in the United States. This corporate licensing program is generally conducted either directly between InterVideo and the licensee or through a reseller. For these sales the Company does not provide the corporation a right to return the product once it has been delivered and we do not provide support or upgrade rights to that licensee. The Company currently recognizes revenue for these sales upon confirmation of delivery of the product.

Certain customer agreements call for the payment by the Company of marketing development funds, co-operative advertising fees, rebates or similar charges. The Company accounts for such fees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19 as a reduction in revenue unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case the Company records these transactions as marketing expense. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

Cost of revenue

Cost of revenue consists primarily of licensed royalties, expenses incurred to manufacture, package and distribute the Company’s software products, the amortization of developed technology, costs associated with end-user PCS and the cost of settlement of intellectual property matters. Licensed royalties consist of royalties paid or accrued for payment to third parties for technologies incorporated into the Company’s products. In general, the amount of royalties depends on the number of units sold of the Company’s product and the royalty rates associated with the third-party technology incorporated into those products. The Company sometimes prepays for the right to bundle and distribute certain licensed technologies. In general, these prepayments are at a flat rate and are not associated with the number of units of the bundled product that is shipped. In general, the license rights are granted for one year and the estimated useful life of the technology is three years. End-user PCS costs include the costs associated with providing assistance to end users of the Company’s products. With the exception of packaging and distribution costs, the cost of revenue is generally the same for each product, regardless of sales channel. Certain product costs associated with sales to distributors, retailers and end users are deferred until the corresponding revenue has been recognized. Cost of settlement of intellectual property matters consists of amounts that we have agreed to pay to third-parties in settlement of alleged infringement of certain patented technology used in our customers’ products and accruals for royalties related to our usage of technologies under patent where no agreement exists.

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

INTERVIDEO, INC.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2004	2003	2002
Numerator:
Net income	$8,826	$7,793	$7,729

Denominator:
Basic:
Weighted average common shares outstanding	13,447	7,358	2,611
Less: weighted average shares subject to repurchase	(38)	(85)	(155)

Denominator for basic calculation	13,409	7,273	2,456

Net income per common share – Basic	$0.66	$1.07	$3.15

Diluted:
Weighted average common shares outstanding	13,447	7,358	2,611
Weighted average dilutive effect of convertible preferred stock	—	3,750	6,837
Weighted average dilutive effect of common stock options	1,890	2,615	2,497

Denominator for diluted calculation	15,337	13,723	11,945

Net income per common share – Diluted	$0.58	$0.57	$0.65

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (in thousands):

	Year ended December 31,
	2004	2003	2002
Antidilutive options to purchase common shares	858	9	—

Stock-based compensation expense

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, and the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123, “Accounting for Stock-Based Compensation.” No stock-based compensation expense is recorded for options granted to employees of which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB 25.

INTERVIDEO, INC.

Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Year Ended December 31,
	2004	2003	2002
Research and development	$90	$308	$969
Sales and marketing	58	309	761
General and administrative	123	295	739

Total stock-based compensation expenses	$271	$912	$2,469

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation to employees.

(in thousands, except per share amounts)	Year ended December 31,
	2004	2003	2002
Net income, as reported	$8,826	$7,793	$7,729
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	46	912	2,312
Deduct: Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(5,349)	(2,570)	(3,382)

Pro forma net income	$3,523	$6,135	$6,659

Net income per share
Basic – as reported	$0.66	$1.07	$3.15

Basic – pro forma	$0.26	$0.84	$2.71

Diluted – as reported	$0.58	$0.57	$0.65

Diluted – pro forma	$0.23	$0.45	$0.56

Other income, net

Other income, net consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Interest income	$856	$400	$258
Write-off of long-term investment	—	—	(200)
Equity in net loss of long-term investments	(93)	—	—
Other	147	163	109

Other income, net	$910	$563	$167

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

INTERVIDEO, INC.

Comprehensive income

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. The components of the Company’s other comprehensive income consists primarily of adjustments related to foreign currency translation and adjustments related to the market valuation on the Company’s available-for-sale investments. Such amounts are excluded from net income and are reported in accumulated other comprehensive income (loss) in the accompanying consolidated financial statements.

Recent accounting pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-01 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

On December 16, 2004, the FASB issued SFAS 123R, “Share Based Payments”, which is a revision of SFAS No. 123. SFAS 123R supersedes APB 25. Under SFAS 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company currently accounts for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB 25. The impact of adopting SFAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS 123R in a prior period, the impact would approximate the impact of SFAS 123 as described under stock-based compensation expense in the disclosure of pro forma net income.

In December 2004, FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FAS 109-2”) was issued, providing guidance under SFAS 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (“Jobs Act”), enacted on October 22, 2004. FAS 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Jobs Act before applying the requirements of FAS 109-2. Accordingly, we are evaluating the potential effects of the Jobs Act and have not adjusted our tax expense or deferred tax liability to reflect the requirements of FAS 109-2.

Note 3. Balance Sheet Components:

Short-term investments

The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from net income and included in other comprehensive income.

INTERVIDEO, INC.

Short-term investments consist of (in thousands):

	As of December 31, 2004
	Amortized cost	Gross unrealized losses	Estimated fair market value
Treasury notes	$22,799	$(157)	$22,642
Corporate bonds	1,500	—	$1,500
State and Municipal notes/bonds	23,063	(28)	23,035

Total short-term investments	$47,362	$(185)	$47,177

	As of December 31, 2003
	Amortized cost	Gross unrealized losses	Estimated fair market value
Treasury notes	$19,081	$(38)	$19,043
Corporate bonds	276	—	$276
Certificates of deposit	3,549	(6)	3,543

Total short-term investments	$22,906	$(44)	$22,862

The available-for-sale securities have been in unrealized loss positions for less than one year. All short-term investments from prior years matured in 2004 with no unrealized loss remaining. Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature. The contractual maturities of available-for-sale securities at December 31, 2004 ranged from 2005 to 2007 and the contractual maturities of available-for-sale securities at December 31, 2003 were all less than one year.

Property and equipment, net

Property and Equipment, net, consists of the following (in thousands):

	As of December 31,
	2004	2003
Equipment	$2,025	$1,582
Furniture and fixtures	415	280
Computer software	1,866	810
Leasehold improvements	572	492
Construction in process	142	703
Vehicles	147	115

	5,167	3,982
Less : Accumulated depreciation and amortization	(2,561)	(1,741)

Property and equipment, net	$2,606	$2,241

Depreciation expense for property and equipment was $1.1 million, $574,000 and $722,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

INTERVIDEO, INC.

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (in thousands):

	As of December 31,
	2004	2003
Purchased development technology	$1,000	$1,000
Less: Accumulated amortization	(917)	(717)

Total other purchased intangible assets	$83	$283

Purchased development technology is amortized over 5 years from the original purchase date, or until 2005. The annual amortization amount was $200,000 and the remaining amortization in 2005 will be $83,333.

Long-term investments

The Company acquired certain equity investments for strategic objectives, during the year ended December 31, 2004. The non-marketable equity investments are accounted for using the equity method because the Company has significant influence over operating and financial policies of the investee. The Company records its proportionate share of the investees’ net income or loss on a one-quarter lag, as it is not practical to obtain financial information from these privately-owned investees prior to the issuance of the Company’s current period financial statements. Marketable equity investments are accounted for as available-for-sale securities with unrealized gain and loss included in other comprehensive income (loss) in stockholders’ equity.

The following table summaries the long-tem investments which are included in other assets in the consolidated balance sheet as of December 31, 2004 (amounts in thousands):

Name of the Investees	Country	Shareholding %	Carrying value of investment	Accounting Methods
Master Integrated Appliances Co., Ltd.	Taiwan	35%	$795	Equity method
Appro Photoelectron Inc.	Taiwan	6%	825	Equity method
Ulead Systems, Inc.	Taiwan	12%	7,061	Available- for-sale

			$8,681

The carrying value of the Ulead investment includes the cost of $5.7 million and an unrealized gain of $1.4 million.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2004	2003
Payroll and related benefits	$2,220	$1,102
Royalties	8,414	7,052
Audit and accounting related fee	791	335
Other	1,704	1,014

Total accrued liabilities	$13,129	$9,503

INTERVIDEO, INC.

Note 4. Stockholders’ Equity:

Common stock

In July 2003, the Company closed the sale of 3,220,000 shares of common stock, including the underwriter’ exercise of an over-allotment option, in an initial public offering at a price of $14.00 per share. The net proceeds were approximately $40.4 million after deducting the underwriting fee and other offering expenses, totaling $4.7 million.

As of December 31, 2004, the Company had reserved shares of authorized but unissued common stock for the following (in thousands):

	As of December 31,
	2004	2003
Employee stock purchase plan	371	208
Stock options	3,824	4,036

Total shares reserved	4,195	4.244

During the year ended December 31, 2004, the Company announced a stock repurchase program pursuant to which it may purchase up to $10 million or 700,000 shares, of its outstanding common stock from time to time. The duration of the repurchase program is open-ended. Under the program, the Company could purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depends on market conditions and corporate and regulatory considerations.

During the year ended December 31, 2004, $2.6 million of common stock, or 200,200 shares, were repurchased and retired.

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

2003 Stock Plan

In connection with the Company’s IPO in 2003, the Company adopted the 2003 Stock Plan. The 2003 Stock Plan was adopted by the Board of Directors in January 2002 and approved by the stockholders in April 2002, and was amended by the Board of Directors in January 2003.

The 2003 Stock Plan authorized the grant of a total of 216,000 shares of common stock plus (a) any shares that have been reserved but not issued under the 1998 Stock Option Plan as of the effective date of the IPO and

INTERVIDEO, INC.

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

The following is a summary of stock option activities for all the plans for the three years ended December 31, 2004 (in thousands, except per share amounts):

	Shares Available for Grant	Option Activity	Option Activity Outside of the Plans	Total Outstanding Options	Weighted Average Exercise Price
December 31, 2001	1,280	2,872	32	2,904	$1.14
Authorized	—	—	—	—	—
Options Granted	(611)	611	—	611	$6.61
Options Exercised	—	(216)	—	(216)	$0.41
Options Cancelled	138	(138)	—	(138)	$4.23

December 31, 2002	807	3,129	32	3,161	$2.11
Authorized	216	—	—	—	—
Options Granted	(186)	186	—	186	$13.57
Options Exercised	—	(149)	—	(149)	$0.65
Options Cancelled	122	(122)	—	(122)	$6.86

December 31, 2003	959	3,044	32	3,076	$2.68
Authorized	648	—	—	—	—
Options Granted	(1,026)	1,026	—	1,026	$13.58
Options Exercised	—	(827)	(32)	(859)	$1.70
Options Cancelled	157	(157)	—	(157)	$11.87

December 31, 2004	738	3,086	—	3,086	$6.11

The following table summarizes the stock options outstanding and exercisable as of December 31, 2004 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of December 31, 2004	Weighted Average Exercise Price
$ 0.09 – 0.11	985	4.20	$0.09	985	$0.09
0.46 – 0.51	229	4.86	0.48	229	0.48
3.70 – 7.39	765	6.45	4.88	642	4.71
9.24 – 12.50	299	9.13	11.26	75	11.12
13.69 – 14.17	766	9.10	14.15	3	14.17
16.90 – 16.99	42	5.48	16.94	14	16.95

$ 0.09 – 16.99	3,086	6.52	$6.11	1,948	$2.23

INTERVIDEO, INC.

The weighted average fair value of options granted to employees in the three years ended December 31, 2004 is summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Weighted average fair value of options granted to employees	$10.13	$10.51	$9.21
Black-Scholes model assumptions:
Risk-free interest rate	3.05%–2.17%	2.38%–1.77%	4.14%–2.23%
Expected life of the option	4 years	4 years	4 years
Dividend yield	0%	0%	0%
Volatility	87.5%	94%–90%	90%

As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing for IPO in January 2002 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement and up to the IPO in July 2003. Subsequent to the July 2003, the volatility factor is calculated based on the fluctuation of Company’s stock price on the market as well as volatility of other companies in the same industry.

In July 2003, the Company commenced its 2003 Employee Stock Purchase Plan, which has an overlapping 24-month offering period, and includes four 6-month purchase periods. Purchases are to be made twice a year, in the months of May and November. The plan permits participants to purchase common stock at 85% of the lower of the fair market value of common stock at the beginning of an offering period, or at the end of purchase period, through payroll deduction of up to 15% of their eligible compensation. If the fair market value of common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be refunded their payroll deduction to date. The weighted average fair value of each purchase option granted for the year ended December 31, 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Weighted average fair value of purchase options granted to employees	$ 5.26	$10.97

Black-Scholes model assumptions:
Risk-free interest rate	3.05%	2.20%
Expected life	1.25 year	1.1 year
Dividend yield	0%	0%
Volatility	76%	90%

Deferred stock compensation

In connection with the grant of certain stock options to employees for the years ended December 31, 2004, 2003 and 2002, the Company recorded deferred stock compensation within stockholders’ equity of ($165,000),

INTERVIDEO, INC.

($171,000) and $2.3 million, respectively, representing forfeitures of stock compensation related to cancelled options in 2004 and 2003 and the difference between the fair market value of the common stock and the option exercise price of those options at the date of grant, net of adjustments for cancelled options in 2002. Such amount is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options using an accelerated method of amortization under FASB Interpretation No 28.

2003 Employee Stock Purchase Plan

The Company has established the 2003 Employee Stock Purchase Plan after the IPO. The 2003 Employee Stock Purchase Plan was adopted by the board of directors in January 2002 and the stockholders in April 2002, and was amended by the board in January 2003.

A total of 216,000 shares of common stock were made available-for-sale under the 2003 Employee Stock Purchase Plan. In addition, the plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with the fiscal year 2004, equal to the lesser of (i) 1.5% of the outstanding shares of our common stock on the first day of the applicable fiscal year, (ii) 216,000 shares or (iii) another amount as the Board of Directors may determine.

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

Notes receivable from stockholders

In March 2001, the Company granted a senior executive an option to purchase 162,000 shares of common stock. This option was early exercised with a promissory note at the time of grant, and the Company recorded a note receivable and a reduction in stockholder’s equity. The note bears interest at 5.07% per annum and is due on the earlier of March 22, 2006 or the first anniversary of the termination of services. The note is secured by the underlying stock and is with full recourse. The Company records interest income as interest accrues on the promissory note. All interest is due upon maturity of the note. The shares issued are subject to a repurchase right at the option of the Company. The repurchase right lapses over a four-year period in accordance with the vesting terms of the original option. As of December 31, 2004 and 2003, 31,000 and 72,000 shares respectively, were still subject to repurchase by the Company.

In June 2001, the Company granted to each of two directors of the Company options to purchase 27,000 shares of common stock. These options were early exercised with promissory notes in December 2001. The notes bear interest at 5.07% per annum and become payable in full upon the earlier of December 11, 2006 or the first anniversary of the termination of services with the Company. The notes are secured by the underlying stock and are full recourse. The Company records interest income as interest accrues on the promissory notes. The shares issued are subject to a repurchase right at the option of the Company. The repurchase right lapses in accordance with the vesting terms of the original options. As of December 31, 2004 and 2003, 7,000 and 14,000 shares respectively, were still subject to repurchase by the Company. During the year ended December 31, 2004, one director repaid the promissory note amount in full.

Convertible preferred stock

Pursuant to the Amended and Restated Certificate of Incorporation filed June 17, 2003, each share of convertible preferred stock was convertible, at the option of the holder, into 0.54 shares of common stock. Upon

INTERVIDEO, INC.

completion of the Company’s IPO in July 2003, all convertible preferred stock was converted into common stock, totaling 6,948,000 shares of common stock.

Note 5. Income Taxes

The significant components of income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$(187)	$1,535	$386
State	647	268	1
Foreign	2,284	2,476	2,661

	2,744	4,279	3,048
Deferred:
Federal	1,206	(606)	(4,527)
State	123	604	(930)
Foreign	(17)	(81)	—

	1,312	(83)	(5,457)

Total	$4,056	$4,196	$(2,409)

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9	4.7	10.3
Foreign tax	17.2	18.6	50.0
Non-deductible expenses	1.0	0.3	11.6
Foreign losses not benefited	4.1	—	—
Change in valuation allowance	(7.4)	(4.0)	(106.6)
Foreign tax credits	(15.9)	(19.3)	(48.7)
Research and experimentation credits	(1.7)	(1.8)	(10.4)
Export Sales Benefit	(1.9)	(2.0)	—
Stock Compensation	(1.8)	2.7	15.0
Other	(1.0)	0.8	(1.5)

Effective tax rate	31.5%	35.0%	(45.3)%

INTERVIDEO, INC.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2004	2003
Deferred income tax assets:
State net operating loss carryforwards	$—	$233
Research and development credit	437	343
Amortization	1,280	915
Other temporary differences	1,321	1,935
Other tax credits	3,496	4,117

	6,534	7,543
Valuation allowance	(534)	(1,127)

Total deferred income tax assets	6,000	6,416
Deferred income tax liability—property, plant and equipment	(298)	(188)

Net deferred tax asset	$5,702	$6,228

As of December 31, 2004, the Company has federal research and development tax credit carryforwards of $437,000 which expire on various dates from 2023. The Company also has foreign tax credit carryforwards at December 31, 2004 of $3.5 million that expire starting 2006.

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

During the fourth quarter of 2004, the Company reviewed its operating results of the recent years as well as the outlook for its future operations and concluded that it is more likely than not that all of its U.S. federal and state net deferred tax assets at December 31, 2004 will be fully realized. Based on this determination, approximately $1.1 million of valuation allowance brought forward from earlier years was reversed and recorded as a benefit for income taxes in the fourth quarter of 2004.

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

The Company has one operating segment: multimedia software. The Company sells its products primarily through OEMs and to end users through the Company’s websites and through retail channels. Sales of licenses to this software occur in three geographic locations, namely the United States, Europe and Asia. Revenues are based on the country in which the customer is located.

INTERVIDEO, INC.

The following is a summary of revenue by sales channel, geographic region and product (in thousands):

	Year ended December 31,
	2004	2003	2002
Revenue by Sales Channel:
OEMs	$62,945	$48,145	$38,798
Web sales and retail	11,515	8,933	6,696

Total revenue	$74,460	$57,078	$45,494

Revenue by Geographic Region:
United States	$39,631	$31,816	$22,693
Europe	3,825	3,489	3,194
Asia:
Japan	25,341	14,358	14,377
Other Asia	5,663	7,415	5,230

Total revenue	$74,460	$57,078	$45,494

Revenue by Product:
WinDVD	$52,740	$46,999	$40,612
Other products	21,720	10,079	4,882

Total revenue	$74,460	$57,078	$45,494

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	As of December 31,
	2004	2003
Tangible long-lived assets:
United States	$1,247	$1,691
Asia:
Japan	161	147
China	408	481
Taiwan	790	351

Total tangible long-lived assets	$2,606	$2,670

Note 7. Commitments and Contingencies:

Lease commitments

As of December 31, 2004, future minimum commitments under operating leases are as follows (in thousands):

In the year ending December 31,
2005	$837
2006	701
2007	610
2008	558
2009	357
Thereafter	367

$3,430

INTERVIDEO, INC.

Rent expense was $745,000, $924,000 and $802,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Contingencies

In the normal course of business, the Company is involved in various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters, or if not, what the impact might be. InterVideo’s license agreements include certain warranties and indemnification provisions for claims from certain customers to InterVideo’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

Note 8. Related Party Transactions With Customers

During the year ended December 31, 2004, the Company invested $765,000 in Appro Photoelectron Inc., (“Appro Photoelectron”), one of the Company’s customers. As of December 31, 2004, the Company’s investment totaled 6.4% ownership interest in Appro Photoelectron. During the year ended December 31, 2004, the Company derived revenue from Appro Photoelectron in the normal course of business and all transactions were on an arm-length basis. In 2004, total revenue earned from Appro Photoelectron were $155,000 and there was no revenue earned in 2003.

Note 9. Subsequent Events

During the first quarter of 2005 the Company continued to invest in Ulead Systems, Inc. (“Ulead”), a leading developer of innovative video, imaging and DVD authoring software, accumulating a total shareholding percentage at 18.5 percent as of March 31, 2005.

On March 14, 2005, the Company announced the commencement of a tender offer to purchase an additional 30.1 to 65 percent of the issued shares of Ulead at 30 NTD (US$0.98) per share of Ulead common stock. The Company’s obligation to purchase the shares is subject to certain closing conditions, including the requirement that there have not been any material adverse change in the financial condition or business of Ulead. The tender offer is scheduled to expire on April 13, 2005.

Upon the successful completion of the tender offer, the transaction will be valued at between $23 and $49 million. The Company will own between 50.1 and 85 percent of the outstanding shares of Ulead, have a controlling interest in Ulead and, accordingly, will include Ulead in its consolidated financial statements from the date it obtains a controlling interest, currently anticipated to be April 13, 2005. The acquisition of Ulead will be accounted for as a step acquisition.

Pursuant to stock repurchase program announced in early 2004, the Company has continued to repurchase shares of common stock through open market transactions in March 2005, 61,500 shares of common stock totaling $669,000 were repurchased.

INTERVIDEO, INC.

ITEM 8: SUPPLEMENTARY DATA

Quarterly Results (unaudited)

(in thousands, except per share data)

	Three months ended
	Dec 31, 2004	Sep 30, 2004	Jun 30, 2004	Mar 31, 2004	Dec 31, 2003	Sep 30, 2003	Jun 30, 2003	Mar 31, 2003
Revenue	$20,425	$18,510	$16,704	$18,821	$16,248	$14,358	$13,099	$13,373
Cost of revenue	8,930	8,295	7,719	7,934	7,589	5,427	5,398	5,435

Gross profit	11,495	10,215	8,985	10,887	8,659	8,931	7,701	7,938

Operating expenses:
Research and development	2,726	2,380	2,608	2,288	2,098	1,907	1,907	1,714
Sales and marketing	2,458	2,299	2,713	2,759	2,283	2,230	2,120	2,275
General and administrative	2,344	3,085	1,975	1,704	1,485	1,018	901	953
Stock-based compensation	45	77	74	75	173	189	217	333

Total operating expenses	7,573	7,841	7,370	6,826	6,039	5,344	5,145	5,275

Income from operations	3,922	2,374	1,615	4,061	2,620	3,587	2,556	2,663
Other income, net	265	211	262	172	248	152	75	88

Income before income taxes	4,187	2,585	1,877	4,233	2,868	3,739	2,631	2,751
Provision for income taxes	404	1,275	747	1,630	611	1,385	1,057	1,143

Net income	$3,783	$1,310	$1,130	$2,603	$2,257	$2,354	$1,574	$1,608

Net income per share
Basic	$0.28	$0.10	$0.08	$0.20	$0.18	$0.21	$0.61	$0.63
Diluted	$0.25	$0.09	$0.07	$0.17	$0.15	$0.16	$0.13	$0.13

Market price per share*

	Three months ended
	Dec 31, 2004	Sept 30, 2004	June 30, 2004	Mar 31, 2004	Dec 31, 2003	Sept 30, 2003
High	$13.23	$12.50	$13.90	$15.00	$22.03	$28.04
Low	$10.63	$10.42	$10.49	$9.81	$9.70	$14.00	**
Close	$13.23	$12.00	$12.94	$10.54	$11.75	$21.45

*	Market price per share as reported on NASDAQ market from the date of our IPO on July 17, 2003.
**	IPO Issuance price

INTERVIDEO, INC.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As described below under Evaluation of Internal Control over Financial Reporting, we identified material weaknesses in our internal controls over financial reporting (as defined Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that as a result of these material weaknesses in internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that results in more than a remote likelihood the risk that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Our management is in the process of assessing the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment, while not yet complete, identified the following material weaknesses in our internal control over financial reporting.

The material weaknesses identified relate to:

•	Inadequate controls and procedures to monitor and track amendments to license arrangements which could impact reported revenue;

•	Insufficient processes and controls, including management oversight, over our income tax accounting practices, estimates, and calculations and required disclosures; and

•	Inadequate controls within our information systems over user access and the related monitoring of the accounting and financial systems.

We expect to conclude its testing and evaluation of internal control over financial reporting and management’s assessment of such controls prior to filing our amended annual report on Form 10-K/A within the 45-day period provided by the exemptive order issued by the SEC on November 30, 2004. There can be no assurances that no further material weaknesses will be identified during this process. The Form 10-K/A will include management’s report and the reports of our independent registered public accounting firm, KPMG LLP, on our internal control over financial reporting.

INTERVIDEO, INC.

In making its assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Because of the material weaknesses described above, management’s report on internal control over financial reporting will indicate that, as of December 31, 2004, the Company's internal control over financial reporting was not effective based on those criteria. In addition, management expects that upon KPMG’s completion of its evaluation and testing of internal control over financial reporting, KPMG will issue an adverse opinion with respect to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

During the fourth quarter of the year ended December 31, 2004 we hired a Director of IT whose responsibility is to identify, design and implement the necessary best practice systems, controls and procedures to ensure our IT infrastructure is adequate to meet our current and future needs. Also during the fourth quarter we hired a Director of Internal Audit & Chief Compliance Officer to ensure adherence to Company policies and procedures, monitoring of remediation activities and on-going compliance with Sarbanes-Oxley requirements.

During the first quarter of 2005 we have taken the following steps to remediate the identified material weaknesses above:

•	We have hired a contracts administrator whose responsibilities include monitoring, tracking and ensuring all contracts, including licensing agreements, are properly and timely reviewed by appropriate personnel;

•	We have executed a new arrangement with our tax service provider to include more frequent communication and concurrent involvement in the Company’s day-to-day operations; and

•	Under the direction of the aforementioned IT Director, we are in the process of executing a plan to remediate user access and related monitoring controls over our accounting and financial systems.

There were no other significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

INTERVIDEO, INC.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

We have adopted a written code of ethics that applies to our Board of Directors and all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of such code of ethics is available free of charge upon written request to the Company’s principal executive offices, 46430 Fremont Boulevard, Fremont, CA 94538, attention Randall Bambrough.

The information required by this item concerning the Company’s directors, the executive officers, the audit committee, the audit committee financial expert, changes to the procedures by which security holders may recommend nominees and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the section captioned “Election of Directors” and “Executive Officers” contained in our Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year (the “Definitive Proxy Statement”).

ITEM 11: EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Officer Compensation” of our Definitive Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information required by this item regarding equity compensation plan, security ownership of certain holders and change-in-control arrangements is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information”, “Security Ownership of Certain Beneficial Owners and Management,” and “Change-in-Control Agreements” in our Definitive Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item regarding certain relationships and related party transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in our Definitive Proxy Statement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding accounting fees and services and audit committee pre-approval policies is incorporated herein by reference from certain sections in our Definitive Proxy Statement.

With the exception of the information incorporated in Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, Intervideo’s Definitive Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

INTERVIDEO, INC.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of InterVideo, Inc. and its subsidiaries are filed as part of this Form 10-K:

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of InterVideo, Inc. and its subsidiaries for each of the years ended December 31, 2004, 2003 and 2002 are filed as part of this Form 10-K:

Form 10-K Page No.
Financial Statement Schedules	None

Schedules not listed above have been omitted because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005

INTERVIDEO, INC.

By:	/s/ Steve Ro
Steve Ro
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steve Ro Steve Ro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ Randall Bambrough Randall Bambrough	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ Joseph Liu Joseph Liu	Director	March 29, 2005

George Haber	Director

/s/ Joseph Zaelit Joseph Zaelit	Director	March 31, 2005

/s/ Henry Shaw Henry Shaw	Director	March 31, 2005

INTERVIDEO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1[4]	Tender Offer Filing and Tender Offer Circular

3.1[1]	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2[1]	Bylaws, as currently in effect.

10.1[1]	Registrant’s 1998 Stock Option Plan and form of option agreement.

10.2[1]	Registrant’s 2003 Stock Plan and form of option agreement.

10.3[1]	Registrant’s 2003 Employee Stock Purchase Plan and form of subscription agreement.

10.4[1]	Form of Directors and Officers’ Indemnification Agreement with Steve Ro, Randall Bambrough, Honda Shing, Chinn Chin, Raul Diaz, Mike Ling, Christine Wong, George Haber, Joseph Liu, Henry Shaw and Joseph Zaelit.

10.5[1]	Investor Rights Agreement dated July 2, 1999, as amended, by and among the registrant and the parties who are signatories thereto.

10.6++	Dolby System License Agreement between the Registrant and Dolby Laboratories Licensing Corporation dated May 20, 2004.

10.71+	CSS License Agreement between the registrant and DVD Copy Control Association dated December 22, 2000.

10.8	Lease Agreement between the registrant and CarrAmerica Realty Corporation dated October 6, 2003

10.9[1]	Employment offer letter with Randall Bambrough.

10.10[1]	Form of Nonstatutory Stock Option Agreement for grants to Joseph Liu and George Haber.

10.11[1]	Nonstatutory Stock Option Agreement for Henry Shaw.

10.12[1]	Form of Promissory Notes issued by George Haber, Joseph Liu and Randall Bambrough.

10.13[1]	Common Stock Purchase Agreement with Honda Shing dated May 15, 1998.

10.141+	Software License Agreement between the registrant and Dell Products, L.P. dated August 4, 1999, as amended.

10.15[1]	Settlement Agreement and Release between the registrant and Dell Products, L.P. dated April 26, 2002.

10.16[1]	Form of Change of Control Agreement with Steve Ro, Chinn Chin and Raul Diaz.

10.171+	Software License Agreement between the registrant and Hewlett-Packard Company, dated February 25, 2000, as amended.

10.18[2]	Offer Letter with Christine Wong.

10.19[4]	Stock Purchase Agreement dated as of March 12, 2005 among Strong Tops Limited and Strong Ace Limited and InterVideo Digital Technology Corp.

10.20[4]	Tender Agreement dated as of March 12, 2005 between Microtek International Inc. and InterVideo Digital Technology Corp.

INTERVIDEO, INC.

Exhibit Number	Description

10.21[4]	Tender Agreement dated as of March 12, 2005 between certain persons named in Schedule 1 of the Agreement and International Digital Technology Corp.

21.1[1]	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-102851) as declared effective by the Securities and Exchange Commission on July 16, 2003.
(2)	Incorporated by reference to our Form 8-K filed on February 17, 2005.
(3)	Incorporated by reference to our Form 8-K filed on March 14, 2005.
(4)	Incorporated by reference to our Form 8-K filed on March 25, 2005.
(+)	Confidential Treatment granted for certain portions of this Agreement.
(++)	Confidential Treatment requested for certain portions of this Agreement.