Form 10-K/A
period 2004-12-31
INTERVIDEO INC
filed 2005-05-02
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2005, which the registrant will file with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report, is incorporated by reference in Part III of the Form 10-K as filed on March 31, 2005, to the extent stated therein.

EXPLANATORY NOTE

This Amendment No. 1 to InterVideo, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 which was initially filed on March 31, 2005 (the “Original Filing”) is being filed pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10-K not later than forty-five days after the prescribed period for filing such Annual Report, which in our case extended the deadline for filing the internal control report until May 2, 2005. In compliance with the exemptive order, the Company is filing this Amendment to update Item 9A — Controls and Procedures to include:

•	Management’s annual report on internal control over financial reporting; and

•	Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting.

As a result of this Amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated April 29, 2005 to cover their report related to our internal control over financial reporting is being filed.

The Original Filing is otherwise unaffected by the changes described above and has not been amended in any other respect. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

INTERVIDEO, INC.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As described below under Management’s Report on Internal Control over Financial Reporting, we identified material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). As a result of these material weaknesses in internal control over financial reporting our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K/A.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

A material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that results in more than a remote risk that a material misstatement in our annual or interim financial statements will not be prevented or detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified the following material weaknesses in our internal control over financial reporting.

•	We have inadequate controls and procedures in place to effectively identify and monitor amendments to software license arrangements. As a result of these deficiencies, our accounting personnel may not be made aware of changes to software license arrangements that require recognition in our financial accounting records. Accordingly, errors in our accounting for revenue may occur and not be detected. As a result of these deficiencies, more than a remote likelihood exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

•	We have insufficient processes and controls, including management oversight and review, over our income tax accounting practices, estimates, calculations and required disclosures. As a result of these deficiencies, material errors were identified in the computation of our current period income tax expense and in amounts reported as deferred income taxes in our income tax disclosures. These errors were identified and corrected prior to the issuance of our financial statements as of and for the year ended December 31, 2004.

•	We have inadequate controls within our accounting and financial information systems over user access, segregation of duties and monitoring of information systems. As a result of these deficiencies, we identified instances whereby users had access to and authority to initiate transactions within certain modules and applications of our accounting and financial systems that were not consistent with their respective roles and responsibilities. Such inappropriate access rights and inappropriate segregation of duties give rise to the potential for unauthorized and undetected activity within our information systems and results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

In making its assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004. Their report appears below under Item 9A(d) “Report of Independent Registered Public Accounting Firm.”

(c) Changes in Internal Control over Financial Reporting.

During the fourth quarter of the year ended December 31, 2004, we hired a Director of Information Technology (IT) whose responsibility is to identify, design and implement the necessary systems, controls and procedures to ensure our IT infrastructure is adequate to meet our current and future needs. Also during the fourth quarter, we hired a Director of Internal Audit & Chief Compliance Officer to ensure adherence to Company policies and procedures, monitoring of remediation activities and on-going compliance with Sarbanes-Oxley requirements.

There were no other changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2005, we have taken the following steps to remediate the material weaknesses identified above:

•	We have inadequate controls and procedures in place to effectively identify and monitor amendments to software license arrangements: During the first quarter of 2005, we hired a full-time general counsel who will have a significant role in the contract review process. We also hired a contracts administrator whose responsibilities include the monitoring and tracking of all contracts and ensuring that such contracts, including licensing agreements, are properly and timely reviewed by all appropriate personnel. In addition, we are in the process of revising our contract review process by specifically identifying key positions throughout the Company that will be accountable for providing timely input and comments on all contractual documents. This revised process will be fully documented and provided to the relevant employees.

•	We have insufficient processes and controls, including management oversight and review, over our income tax accounting practices, estimates, calculations and required disclosures: During the first quarter of 2005, we executed a new engagement with our external tax service provider. This new engagement incorporates a documented plan for at least bi-weekly meetings between management and our tax service provider. As necessary, additional communications will occur to ensure our tax service provider is properly informed of strategic initiatives, latest forecasted information and other ongoing operational activities that may have a bearing on our tax provision. In addition, we expect to enhance our internal expertise in this area through participation in tax education seminars offered by our service provider and other external sources.

•	We have inadequate controls within our accounting and financial information systems over user access, segregation of duties, and the monitoring of information systems: Under the direction of the aforementioned IT Director, we have implemented limitations over user access to certain applications and modules within our information systems to more appropriately segregate certain individuals’ authority in a manner consistent with their respective roles and responsibilities. We are also developing a user and job function matrix to clearly identify and limit specific application user access consistent with the roles and responsibilities of a given job function. Additionally, we have purchased a software tool that allows for the monitoring of our critical application environment including databases, application functions, scheduled processes and the overall system environment. This tool will provide us with an audit trail and log of any unauthorized access to our systems as well as notification when an unauthorized change within these systems occurs. We expect these remediation activities to be completed during our second quarter of 2005.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InterVideo, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A(b), that InterVideo, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of InterVideo, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:

1.	The Company did not have adequate controls and procedures in place to effectively identify and monitor amendments to software license arrangements. As a result of these deficiencies, the Company’s accounting personnel may not be made aware of changes to software license arrangements that require recognition in the Company’s financial accounting records. Accordingly, errors in the Company’s accounting for revenue may occur and not be detected. These control deficiencies result in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

2.	The Company did not have adequate controls and processes in place, including management oversight and review, over its income tax accounting practices, estimates, calculations and required disclosures. As a result of these deficiencies, material errors were identified in the Company’s computation of the current period income tax expense and in amounts reported as deferred income taxes in the Company’s income tax disclosures.

3.	The Company did not have adequate controls within its accounting and financial information systems over user access, segregation of duties, and the monitoring of information systems. As a result of these deficiencies, the Company identified instances whereby users had access to and authority to initiate transactions within certain modules and applications of the accounting and financial systems that were not consistent with their respective roles and responsibilities. Such inappropriate access rights and inappropriate segregation of duties give rise to the potential for unauthorized and undetected activity within the Company’s information systems and results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InterVideo, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that InterVideo, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, InterVideo, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/ KPMG LLP

Mountain View, California

April 29, 2005

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2005

INTERVIDEO, INC.

By:	/s/ Steve Ro
Steve Ro
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steve Ro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 2, 2005
Steve Ro

/s/ Randall Bambrough	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2005
Randall Bambrough

/s/ Joseph Liu	Director	May 2, 2005
Joseph Liu

/s/ George Haber	Director	May 2, 2005
George Haber

/s/ Joseph Zaelit	Director	May 2, 2005
Joseph Zaelit

/s/ Henry Shaw	Director	May 2, 2005
Henry Shaw

INTERVIDEO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm.*

23.2	Consent of Independent Registered Public Accounting Firm **

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Previously filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2004
**	Filed herewith.