Form 10-Q
period 2005-03-31
INTERVIDEO INC
filed 2005-05-10
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

On May 2, 2005, the Registrant had 13,854,962 shares of common stock outstanding, par value per share $0.001.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$34,508	$27,410
Short-term investments	39,939	47,177
Accounts receivable, net of allowance for doubtful accounts of $218 and $215, respectively	5,002	5,660
Deferred tax assets	—	256
Prepaid expenses and other current assets	2,313	2,580

Total current assets	81,762	83,083

Property and equipment, net	2,757	2,606
Goodwill	1,018	1,018
Deferred tax assets	5,446	5,446
Other assets	15,920	9,622

Total assets	$106,903	$101,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,186	$1,098
Accrued liabilities	13,105	13,129
Income taxes payable	1,632	333
Deferred revenue	3,099	4,002
Deferred tax liabilities	1,269	—

Total current liabilities	20,291	18,562

Stockholders’ equity:
Common stock, $0.001 par value per share: 150,000 shares authorized; 13,787 and 13,661 shares issued and outstanding, respectively	14	14
Additional paid-in capital	76,026	76,498
Notes receivable from stockholders	(767)	(830)
Deferred stock-based compensation	(54)	(95)
Accumulated other comprehensive income	2,219	1,121
Retained earnings	9,174	6,505

Total stockholders’ equity	86,612	83,213

Total liabilities and stockholders’ equity	$106,903	$101,775

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenue	$21,904	$18,821
Cost of revenue	9,172	7,935

Gross profit	12,732	10,886

Operating expenses:
Research and development	3,010	2,288
Sales and marketing	2,751	2,759
General and administrative	2,889	1,704
Stock-based compensation (1)	40	75

Total operating expenses	8,690	6,826

Income from operations	4,042	4,060

Other income, net	298	173

Income before income taxes	4,340	4,233
Provision for income taxes	1,671	1,630

Net income	$2,669	$2,603

Net income per share:
Basic	$0.19	$0.20

Diluted	$0.17	$0.17

Number of shares used in net income per share calculation:
Basic	13,791	13,217

Diluted	15,352	15,354

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Three months ended March 31,
	2005	2004
Research and development	$14	$41
Sales and marketing	14	(13)
General and administrative	12	47

Total stock-based compensation expenses	$40	$75

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,669	$2,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	376	266
Deferred taxes	—	(133)
Stock-based compensation	40	75
Provision for doubtful accounts	(5)	(70)
Interest income on notes receivable from stockholders	(9)	(10)
Equity in net loss of long-term investment	87	—
Changes in operating assets and liabilities:
Accounts receivable	662	(3,929)
Prepaid expenses and other current assets	264	225
Other assets	(1)	(8)
Accounts payable	84	(95)
Deferred revenue	(904)	241
Accrued liabilities and income taxes payable	1,248	1,749

Net cash provided by operating activities	4,511	914

Cash flows from investing activities:
Purchases of property and equipment	(438)	(407)
Purchases of short-term investments	(6,190)	(44,352)
Proceeds from maturities of short-term investments	13,324	14,985
Purchase of long-term investments	(3,726)	—

Net cash provided by (used in) investing activities	2,970	(29,774)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	200	695
Proceeds from repayment of notes receivable	71	—
Payment for repurchased stock	(671)	—

Net cash provided by (used in) financing activities	(400)	695

Effect of change in exchange rates on cash and cash equivalents	17	28

Net increase (decrease) in cash and cash equivalents	7,098	(28,137)

Cash and cash equivalents, beginning of period	27,410	46,875

Cash and cash equivalents, end of period	$34,508	$18,738

Supplementary disclosure:
Income tax payments, net of refunds	$(72)	$600

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Business:

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

Note 2. Summary of Significant Accounting Policies:

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of InterVideo, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All international subsidiaries of the Company have established a month end cut-off period that is three working days prior to the end of any given month.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, and notes thereto, included in InterVideo’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

INTERVIDEO, INC.

Foreign currency translation

The functional currency of the Company’s international subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate at the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The effects of these translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange gains or losses arising from transactions denominated in a currency other than the functional currency of an entity are included in other income, net and have not been significant to the Company’s operating results in any periods presented.

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

Short-term investments

Short-term investments consist principally of United States treasury, state and municipal notes/bonds, corporate bonds and auction rate securities. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income (loss).

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

INTERVIDEO, INC.

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

Long-term investments

The Company from time to time acquires certain equity investments for the promotion of business and strategic objectives. Non-marketable equity investments are accounted for using the equity method if the Company has significant influence over operating and financial policies of the issuer of securities or using the cost method if the Company cannot assert significant influence over the issuer of securities. Marketable equity investments are accounted for as available-for-sale securities with unrealized gains and losses included in other comprehensive income in equity. Such investments are also subjected to periodic impairment review. If there are no liquid markets to provide information for valuing such securities, the impairment analysis involves significant judgment on the part of management. Should the Company determine that a decline in the securities’ fair value is considered to be other than temporary, a writedown is recorded in other income, net.

Revenue recognition

The Company’s revenue is primarily derived from fees received under software licenses granted to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users or businesses. The Company records revenue generated from these sales in accordance with AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable.

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

INTERVIDEO, INC.

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

End-user sales are made directly through the Company’s websites. The Company does not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. The Company recognizes revenue from sales through its websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase InterVideo’s software from the Company’s websites have limited rights of return for products for up to 14 days from the date of purchase. The Company currently reserves for returns using a 30-day sales return reserve based on the historical return percentage.

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

INTERVIDEO, INC.

The Company has begun selling licenses of its products to corporations and other business in the United States. This corporate licensing program is generally conducted either directly between InterVideo and the licensee or through a reseller. For these sales the Company does not provide the licensee a right to return the product once it has been delivered, and the Company does not provide support or upgrade rights to that licensee. The Company currently recognizes revenue for these sales upon confirmation of delivery of the product.

Certain customer agreements call for the payment by the Company of marketing development funds, co-operative advertising fees, rebates or similar charges. The Company accounts for such fees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09 as a reduction in revenue unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case the Company records these transactions as marketing expense. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

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

Net income per share

Basic net income per share is calculated by dividing net income for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income per share is calculated by dividing the net income for the period by the weighted average shares outstanding, adjusted for all potential common shares, which include shares issuable upon the exercise of outstanding common stock options and shares subject to repurchase to the extent these shares are dilutive.

INTERVIDEO, INC.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months ended March 31,
	2005	2004
Numerator:
Net income	$2,669	$2,603

Denominator:
Basic:
Weighted average common shares outstanding	13,799	13,273
Less: weighted average shares subject to repurchase	(8)	(56)

Denominator for basic calculation	13,791	13,217

Net income per share - Basic	$0.19	$0.20

Diluted:
Weighted average common shares outstanding	13,799	13,273
Weighted average dilutive effect of common stock options	1,553	2,081

Denominator for diluted calculation	15,352	15,354

Net income per share – Diluted	$0.17	$0.17

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (in thousands):

	Three Months ended March 31,
	2005	2004
Antidilutive options to purchase common shares	$885	$663

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

(in thousands, except per share amounts)	Three months ended March 31,
	2005	2004
Net income, as reported	$2,669	$2,603
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	40	75
Deduct: Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(1,206)	(1,081)

Pro forma net income	$1,503	$1,597

Net income per share
Basic – as reported	$0.19	$0.20

Basic – pro forma	$0.11	$0.12

Diluted – as reported	$0.17	$0.17

Diluted – pro forma	$0.10	$0.10

The weighted average fair values of options granted to employees in the three months period ended March 31, 2005 and 2004 are summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2005	2004
Weighted average fair value of options granted to employees	$9.28	$10.62

Black-Scholes model assumptions:
Risk-free interest rate	3.61%	2.17%
Expected life of the option	4 years	4 years
Dividend yield	0%	0%
Volatility	80.0%	87.5%

As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing for the Company’s IPO in January 2002 of a registration statement under the Securities Act of 1933 relating to an initial public offering of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement and up to the IPO in July 2003. Subsequent to the July 2003, the volatility factor for grants issued was calculated based on the fluctuation of Company’s stock price on the market as well as volatility of other companies in the same industry.

In July 2003, the Company commenced its 2003 Employee Stock Purchase Plan, which has an overlapping 24-month offering period, and includes four 6-month purchase periods. Purchases are to be made twice a year, in the months of May and November. The plan permits participants to purchase common stock at 85% of the lower of the fair market value of common stock at the beginning of an offering period, or at the end of the purchase period, through payroll deduction of up to 15% of their eligible compensation. If the fair market value of common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be refunded their payroll deduction to date.

INTERVIDEO, INC.

	Three months ended March 31,
	2005	2004
Weighted average fair value of purchased options granted to employees	$5.26	$10.97

Black-Scholes model assumptions:
Risk-free interest rate	3.06%	1.22%
Expected life	1.25 years	1.25 years
Dividend yield	0%	0%
Volatility	76.0%	76.0%

Other income, net

Other income, net consists of the following (in thousands):

	Three months ended March 31,
	2005	2004
Interest income	$311	$163
Equity in net loss of long-term investments	(87)	—
Other	74	10

Other income, net	$298	$173

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

For the quarter ended March 31, 2005, the Company calculated its projected effective tax rate for the year ending December 31, 2005 to be 38.5%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit and difference between federal and foreign tax rates.

Comprehensive income

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. The Company’s components of other comprehensive income are foreign currency translation adjustments and unrealized gain on available-for-sale investments. Such amounts are excluded from net income and are reported in accumulated other comprehensive income in the accompanying condensed consolidated financial statements.

The components of comprehensive income were as follows (in thousands):

	Three months ended, March 31,
	2005	2004
Net income	$2,669	$2,603
Other comprehensive income:
Change in unrealized gain of available-for-sale investments, net of tax	1,095	32
Change in cumulative translation adjustment	3	30

Comprehensive income	$3,767	$2,665

INTERVIDEO, INC.

Recent accounting pronouncements

In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R, “Share-Based Payments.” SFAS No. 123R will now be effective for the Company as of the interim reporting period beginning January 1, 2006. Under SFAS 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options awarded to employees for services received; pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The Company currently accounts for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB 25. The impact of adopting SFAS 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had we adopted SFAS 123R in a prior period, the impact would approximate the impact of SFAS 123 as described under stock-based compensation expense in the disclosure of pro forma net income.

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

Short-term investments consist of (in thousands):

	As of March 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
Treasury notes	$18,500	$—	$(227)	$18,273
State and municipal notes/bonds	8,178	—	(62)	8,116
Auction rate securities	13,550	—	—	13,550

Total short-term investments	$40,228	$—	$(289)	$39,939

	As of December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
Treasury notes	$22,799	$—	$(157)	$22,642
State and municipal notes/bonds	23,063	—	(28)	23,035
Corporate bonds	1,500	—	—	1,500

Total short-term investments	$47,362	$—	$(185)	$47,177

The available-for-sale securities at March 31, 2005 have contractual maturities ranging from 2005 to 2007.

INTERVIDEO, INC.

Property and equipment, net

Property and equipment, net, on the balance sheet consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Equipment	$2,223	$2,025
Furniture and fixtures	595	415
Purchased software	1,873	1,866
Leasehold improvements	760	572
Vehicles	186	147
Construction in process	—	142

	5,637	5,167
Less : Accumulated depreciation and amortization	(2,880)	(2,561)

Property and equipment, net	$2,757	$2,606

Other purchased intangible assets, net

Other purchased intangible assets, net, on the balance sheet consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Purchased development technology	$1,000	$1,000
Less: Accumulated amortization	(967)	(917)

Total other purchased intangible assets	$33	$83

Purchased development technology is amortized over 5 years from the original purchase date, or until 2005. The annual amortization amount was $200,000 and the remaining amortization will be $33,000 in the second quarter, 2005.

Long-term investments

The Company continued to acquire equity investments for strategic objectives during the three months ended March 31, 2005. The non-marketable equity investments are accounted for using the equity method because the Company has significant influence over operating and financial policies of the investee. The Company records its proportionate share of the investees’ net income or loss on a one-quarter lag, as it is not practical to obtain financial information from these privately-owned investees prior to the issuance of the Company’s current period financial statements. Marketable equity investments are accounted for as available-for-sale securities with unrealized gain and loss included in other comprehensive income in stockholders’ equity.

During the three months ended March 31, 2005, the Company acquired additional marketable equity investments (Ulead shares) at a cost of $3.7 million.

The following table summarizes the long-term investments which are included in other assets in the consolidated balance sheet as March 31, 2005 (amounts in thousands):

Name of the Investees	Country	Shareholding %	Carrying value of investment	Accounting Methods
Master Integrated Appliances Co., Ltd.	Taiwan	35%	$706	Equity method
Appro Photoelectron Inc.	Taiwan	6%	827	Equity method
Ulead Systems, Inc.	Taiwan	19%	13,510	Available-for-sale

			$15,043

INTERVIDEO, INC.

The carrying value of the Ulead investment includes the cost of $9.4 million and an unrealized gain of $4.1 million as of March 31, 2005 as compared to the cost of $5.7 million and an amortized gain of $1.4 million as of December 31, 2004. During the three months ended March 31, 2005, a $1.5 million adjustment for deferred taxes was recorded in other comprehensive income due to the tax liability generated from the unrealized gain associated with the Ulead shares acquired.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Payroll and related benefits	$1,767	$2,220
Royalties	8,492	8,414
Audit and accounting related fees	798	791
Other	2,048	1,704

Total accrued liabilities	$13,105	$13,129

Note 4. Stock Repurchase Program:

Pursuant to the stock repurchase program announced in 2004, the Company repurchased 61,500 shares of its common stock for $671,000 through open market transactions in March, 2005.

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

INTERVIDEO, INC.

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended March 31,
	2005	2004
Revenues by Sales Channel:
OEMs	$18,724	$15,780
Web sales and retail	3,180	3,041

Total revenue	$21,904	$18,821

Revenues by Geographic Region:
United States	$12,841	$9,998
Europe	1,841	1,349
Asia:
Japan	6,302	6,397
Other Asia	920	1,077

Total revenue	$21,904	$18,821

Revenues by Product:
WinDVD	$13,793	$14,625
Other products	8,111	4,196

Total revenue	$21,904	$18,821

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	March 31, 2005	December 31, 2004
Tangible long-lived assets:
United States	$1,132	$1,247
Asia:
Japan	142	161
China	400	408
Taiwan	1,083	790

Total tangible long-lived assets	2,757	2,606

The following individual customers accounted for greater than 10% of revenue in any of the periods presented:

	Three months ended March 31,
	2005	2004
Revenue from:
Customer A	36%	19%
Customer B	12%	13%

INTERVIDEO, INC.

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were:

	March 31, 2005	December 31, 2004
Account receivable from:
Customer C	21%	0%
Customer D	5%	11%

Note 6. Contingencies:

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

Note 7. Subsequent Events:

On April 20, 2005, the Company acquired 33,284,395 shares of Ulead Systems, Inc. at a purchase price of 30 NT (US$0.95) per share pursuant to InterVideo’s previously-announced tender offer for the issued shares of Ulead and pursuant to stock purchase agreements with Microtek International, Inc. and certain other shareholders of Ulead. Also on April 20, 2005, the Company acquired an additional 1,000,000 shares of Ulead at a purchase price of 30 NT (US$0.95) per share through its acquisition of a holding company, Strong Ace Limited. The aggregate purchase price for the 34,284,395 shares of Ulead was US $32.6 million and was paid in cash. Together with the shares that InterVideo had purchased prior to the tender offer, the Company now owns a total of 48,817,395 shares of Ulead, or approximately 62.4% of the issued shares of Ulead as of April 20, 2005.

Beginning in the Company’s second fiscal quarter of 2005, the Company will report its financial results with those of Ulead on a consolidated basis.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) the anticipated impact to our business, operations and financial conditions of our acquisition of a controlling interest in Ulead Systems, Inc., (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel and infrastructure, (6) exercise prices of future option grants, (7) the sufficiency of our capital resources, (8) future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (14) product sales and prices, (15) our efforts to improve internal controls, (16) settlement of intellectual property claims, (17) stock-based compensation expenses, (18) general and administrative expenses, and (19) the utility of certain products. The Company disclaims any obligation to update information in any forward-looking statement.

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

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a majority of our revenue. We derived 63% of our revenue for the three months ended March 31, 2005 from sales of our WinDVD product, primarily to PC OEMs, as compared to 78% in the three months ended March 31, 2004. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a majority of our revenue. However, in the future, we expect to derive an increasing percentage of our revenue from sales of other products, including WinDVD Creator, InstantON, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, and products sold through our retail and web-based sales channels. Our recent acquisition of a controlling interest in Ulead Systems, Inc. is expected to accelerate this trend.

INTERVIDEO, INC.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard, IBM, NEC and Toshiba. Due to concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the three months ended March 31, 2005, our two largest customers accounted for 48% of our revenue, with Hewlett-Packard accounting for 36% of our revenue and Toshiba accounting for 12% of our revenue. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there is only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may grow at a slower rate than in prior periods.

Historically, prices for our products have declined because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and periodic declines in unit sales. Accordingly, we have reduced the prices we charge PC OEMs for our WinDVD, WinDVD Creator and other products, and expect such price reductions will continue in the future. As a matter of policy, we evaluate such price reductions on a continual basis and, in certain circumstances may determine it will not be in the best interests of the Company to reduce prices below a certain level. We may decide not to lower our product prices, even if a loss of revenue will result. As a result of declining prices, it may be more difficult for us to increase or maintain our revenue levels and price declines may cause a decline in our gross profits even if our WinDVD and other product unit sales increase.

We have an Internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the three months ended March 31, 2005, we derived 15% of our revenue from web and retail sales as compared to 16% of revenue for the three months ended March 31, 2004. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing programs. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 41% of our revenue for the three months ended March 31, 2005 as compared to 47% in the three months ended March 31, 2004. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. In the future, an increasing portion of our international revenue may be denominated in foreign currencies and we may use derivative instruments to hedge foreign exchange risk.

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

InterVideo and WinDVD are registered trademarks and WinDVD Creator, WinDVD Recorder, LinDVD, LinDVR, WinDVR, WinProducer, IntraVideo InstantOn and InterVideo Home Theater are among the trademarks or service marks of InterVideo.

Tender Offer for Ulead Systems, Inc

On April 20, 2005 we acquired a controlling interest in Ulead Systems, Inc. (“Ulead”) through a tender offer and a purchase outside of the tender offer. Through the tender offer, we purchased a total of 33,284,395 shares of Ulead common stock at the price of 30 NT (US$0.95) per share. In addition, on April 20th we acquired another 1,000,000 shares outside the tender offer at a price of 30 NT (US$0.95) per share. Previously we had acquired by means of open market purchases 14,533,000 shares at an average price per share of US$0.65. Therefore, following the completion of the tender offer, the purchase of additional shares pursuant to a stock purchase agreement and the open market purchases, we had acquired in total 48,817,395 shares or 62.4% of the total issued shares of Ulead at a total cost of $42 million. As a result of this controlling interest in Ulead, we expect that our consolidated revenue, cost of revenue and operating expenses will increase substantially and that consolidated balance sheet items such as cash and cash equivalents and land and building will increase as well. We will commence reporting our financial results and those of Ulead on a consolidated basis beginning the quarter ending June 30, 2005. For the quarter ended March 31, 2005, Ulead reported revenue of NTD 221 million (US$6.9 million) and a net loss of NTD 111 million (US$3.5 million).

INTERVIDEO, INC.

The majority of the revenue from the Ulead products is derived from sales of software to end users through retailers. Retailers buy the products from national and international distributors, including Softbank Commerce Corp. of Japan. Ulead’s strengths in professional DVD authoring, video editing and still image processing complement InterVideo’s tools and enhance our ability to address emerging and rapidly growing markets such as multimedia home networking, high definition DVD and Blu-ray Disc and multimedia mobile phones. We believe our acquisition of the shares of Ulead supports our long-term strategic direction, strengthens our competitive position in the multimedia software market, expands our retail presence and provides greater scale to increase our investment in research and development to accelerate product innovation and increase shareholder value. However, the quantitative impact on our financial results is difficult to determine due to the uncertainties inherent in the two companies’ future financial results, uncertainties regarding the amount of synergies and efficiencies that may be garnered as a result of the consolidation and uncertainties regarding the reconciliation of Ulead’s financial results from Taiwan GAAP to U.S. GAAP, among other factors. Nonetheless, we believe that the consolidation will be accretive to our net income for the current fiscal year. Please see “Risk Factors—We may not be successful in addressing problems encountered in connection with our transaction with Ulead or any other acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.”

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

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding the results of our operations, are:

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

INTERVIDEO, INC.

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

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting our software to the OEM’s hardware and software configurations. Since we provide when and if available upgrade rights to our OEM customers on the products they have licensed from the point in time when they receive the product until the point in time when they have sold the product to their sales channel partners or end customers, any prepaid license fees are recognized based on actual shipments after the upgrade rights have lapsed. The NRE service fees are recognized upon completion and acceptance of the NRE service. Some OEM agreements provide the OEM with rights to PCS to be provided by us to the OEM’s end customers. This PCS may or may not include the right to unspecified future software upgrades. However, PCS is typically not available to the OEMs’ end users. We have established vendor specific objective evidence (“VSOE”) of fair value for PCS for end customer support on a limited number of products sold to OEMs in Japan. On these arrangements, we use the residual method to account for the allocation between the license revenue and the service revenue. The allocated license revenue is recognized in full upon the OEM’s sale of the licensed product to the OEM’s sales channel partners and, where the only undelivered element of the agreement is PCS, the allocated PCS is recognized over the period of the PCS obligation. In all other agreements where we have sold PCS in which we have not been able to establish a VSOE of fair value for PCS or where there are additional undelivered elements, such as NRE service fees, we defer all of the revenue until the additional undelivered elements are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS, we recognize the entire arrangement fee over the PCS period.

End-user sales are made directly through our websites. We do not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. We recognize revenue from sales through our websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase our software from our websites have limited rights of return for products for up to 14 days from the date of purchase. We currently reserve for returns using a 30-day sales return reserve based upon historical return percentages.

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

INTERVIDEO, INC.

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

Certain customer agreements call for the payment by us of marketing development funds, co-operative advertising fees, rebates or similar charges. We account for such fees in accordance with Emerging Issues Task Force Issue No. 01-09 as a reduction in revenue unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case we record these transactions as marketing expense. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

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

Results of Operations – Comparison of the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
As a percentage of revenue:
Revenue	100%	100%

Cost of revenue	42	42

Gross profit	58	58

Operating expenses:
Research and development	14	12
Sales and marketing	12	15
General and administrative	13	9
Stock-based compensation	—	—

Total operating expenses	39	36

Income from operations	19	22
Other income, net	1	1

Income before income taxes	20	23
Provision for income taxes	8	9

Net income	12%	14%

INTERVIDEO, INC.

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

Other income, net: Other income, net consists primarily of interest earned on our cash and cash equivalent balances, offset by other expenses.

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenue

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
Revenue	21,904	16%	18,821

INTERVIDEO, INC.

Revenue increased 16% to $21.9 million for the three months ended March 31, 2005 from $18.8 million for the three months ended March 31, 2004. OEM product sales increased 19% to $18.7 million for the three months ended March 31, 2005 from $15.8 million for the three months ended March 31, 2004. Web and retail sales increased 5% to $3.2 million for the three months ended March 31, 2005 from $3.0 million for the three months ended March 31, 2004. OEM product sales accounted for approximately 85% of total revenue for the three months ended March 31, 2005 as compared to 84% for the three months ended March 31, 2004. We derived a substantial portion of our revenue from a small number of customers. For the three months ended March 31, 2005, our two largest customers accounted for 48% of our revenue, with Hewlett-Packard accounting for 36% of our revenue and Toshiba accounting for 12% of our revenue. In the three months ended March 31, 2004 these same two customers accounted for 32% of our revenue with Hewlett-Packard accounting for 19% of our revenue and Toshiba accounting for 13% of our revenue. Sales outside the United States accounted for 41% of our revenue for the three months ended March 31, 2005 and 47% of our revenue for the three months ended March 31, 2004. The growth in revenue for the three months ended March 31, 2005 over the same period in the prior year reflects increased revenue from our non-WinDVD product sales, which includes WinDVD Creator, InstantOn, WinCinema, WinDVR and InterVideo DVD Copy of 93%. These increases were offset by a decrease in WinDVD revenue of 6% mainly due to lower average selling prices on increased unit sales. Revenues for the three months ended March 31, 2004 included approximately $600,000 representing the recognition of previously deferred revenue as a result of changes in contractual arrangements.

Cost of revenue

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
Cost of revenue	9,172	16%	7,935
Percentage of total revenue	42%		42%

Cost of revenue increased to $9.2 million, or 42% of revenue, for the three months ended March 31, 2005 from $7.9 million, or 42% of revenue, for the three months ended March 31, 2004. The increase in absolute dollars was primarily due to increased unit sales and increased per unit costs of licensed royalties. Cost of revenue in absolute dollars will continue to be impacted by per-unit costs of royalties. We expect that cost of revenue as a percentage of revenue will be impacted by the introduction of our newer, higher margin products offset by continued price erosion in our WinDVD sales to our OEM customers and higher per-unit royalty costs.

Gross profit

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
Gross profit	12,732	17%	10,886
Percentage of total revenue	58%		58%

Gross profits were 58% of revenue for both, the three months ended March 31, 2005 and March 31, 2004. Gross profits in the three months ended March 31, 2005 reflects increased sales of our higher margin products, such as WinDVD Creator, partially offset by increased per unit costs of licensed royalties. Gross profits in the three months ended March 31, 2004 were positively impacted by the aforementioned recognition of approximately $600,000 of previously deferred revenue as a result of changes in contractual arrangements wherein the related product costs were recorded in an earlier period. While we expect that the shift in our product mix toward higher margin products will have a continued favorable impact on gross profits, we expect our gross profits to be adversely impacted by continued price erosion in our WinDVD sales to our OEM customers and higher per-unit royalty costs.

Research and development expenses

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
Research and development expenses	3,010	32%	2,288
Percentage of total revenue	14%		12%

INTERVIDEO, INC.

Research and development expenses were $3.0 million, or 14% of revenue, for the three months ended March 31, 2005 and $2.3 million, or 12% of revenue, for the three months ended March 31, 2004. The increase in absolute dollars and as a percentage of revenue was primarily attributable to $442,000 in increased payroll and payroll related expenses due to increased research and development headcount, and increases in communications and facilities charges of $127,000, travel and entertainment expenses of $67,000 and other research and development operating expenses of $86,000. Research and development headcount grew from 138 as of the three months ended March 31, 2004 to 255 as of the three months ended March 31, 2005 which required us to increase our facilities mainly in Taiwan and China. We believe that a significant level of research and development expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars in the future. We also expect these expenses, as a percentage of revenue, to increase as we integrate Ulead engineering resources and aggressively focus on product development.

Sales and marketing expenses

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
Sales and marketing expenses	2,751	—%	2,759
Percentage of total revenue	12%		15%

Sales and marketing expenses were $2.8 million, or 12% of revenue, for the three months ended March 31, 2005 as compared with $2.8 million, or 15% of revenue, for the three months ended March 31, 2004. The decrease as a percentage of revenue reflects not only the relatively flat level of expenditures as compared with the overall increase in revenue but also a shift in personnel resources to lower cost regions. We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars and that such expenses may increase as a percentage of revenue in the future as we seek to further establish our retail presence.

General and administrative expenses

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
General and administrative expenses	2,889	70%	1,704
Percentage of total revenue	13%		9%

General and administrative expenses increased to $2.9 million, or 13% of revenue, for the three months ended March 31, 2005 from $1.7 million, or 9% of revenue, for the three months ended March 31, 2004. This increase in absolute dollars and as a percentage of revenue was primarily due to an increase in payroll and payroll related expenses of $254,000 as a result of increased headcount, an increase in outside consulting fees of $375,000 and audit fees of $308,000 largely due to Sarbanes-Oxley compliance efforts, an increase in tax and legal fees of $153,000 and an increase in investor relations expenses, directors fees and business filing fees of $95,000. We expect general and administrative expenses to remain relatively flat as a percentage of revenue but to increase in absolute dollars in the future as we build our infrastructure to support our anticipated growth and as we integrate Ulead operational resources.

Stock-based compensation expenses

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
Stock-based compensation expenses	40	(47)%	75
Percentage of total revenue	—%		—%

Stock-based compensation expenses decreased to $40,000 for the three months ended March 31, 2005 from $75,000 for the three months ended March 31, 2004. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004),

INTERVIDEO, INC.

“Share Based Payments” (“SFAS No. 123R”), which is a revision of SFAS No. 123 and supersedes APB No. 25 and will require us to calculate and record in the income statement the cost of equity instruments, such as stock options awarded to employees for services received which we have previously disclosed as pro forma information in the Notes to the Consolidated Financial Statements. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay of up to six months in the effective date of SFAS 123R and, as such, the statement will be effective beginning with the first quarter of our fiscal year 2006. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods but it is expected that the impact will increase our stock-based compensation expenses once it has been adopted.

Other income, net

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
Other income, net	298	72%	173
Percentage of total revenue	1%		1%

Other income, net increased to $298,000 for the three months ended March 31, 2005 from $173,000 for the three months ended March 31, 2004. This increase is primarily due to the higher interest income on increased levels of cash generated through our operations.

Provision for income taxes

	Three months ended March 31, 2005	% Change 2004 to 2005	Three months ended March 31, 2004
Provision for income taxes	1,671	3%	1,630
Percentage of total revenue	8%		9%

We recorded a provision for income taxes of $1.7 million for the three months ended March 31, 2005 as compared to $1.6 million for the three months ended March 31, 2004. Our effective tax rate was approximately 38.5% for both the three months ended March 31, 2005 and March 31, 2004. This rate differs from the statutory federal rate primarily due to state taxes, net of federal benefit and difference between federal and foreign tax rates. We expect our effective tax rate to remain at approximately 38% to 40% of our income before income taxes.

Liquidity and Capital Resources

During the three months ended March 31, 2005, cash, cash equivalents and short-term investments decreased by $140,000 to $74.4 million, representing 70% of our total assets. Our cash, cash equivalents and short-term investments totaled $74.6 million at December 31, 2004 and represented 73% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of United States treasury, state and municipal notes/bonds, corporate bonds and auction rate securities. We may use a portion of our cash, cash equivalents and short-term investments to repurchase up to $10 million of our outstanding common stock under our Stock Repurchase Program approved by the Board of Directors on April 28, 2004 and for making investments in certain other companies, as approved by the Board of Directors from time to time.

Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2005. Net income of $2.7 million was adjusted for depreciation and amortization of $376,000, stock-based compensation of $40,000 and the equity investment in the net losses of long term investments of $87,000, a decrease in prepaid expenses and other current assets of $264,000, a decrease in accounts receivable of $662,000 and increases in accounts payable of $84,000 and accrued liabilities and taxes payable of $1.2 million. This was partially offset by a decrease in deferred revenue of $904,000. The decrease in prepaid expenses and other current assets is mainly due to the amortization of prepaid directors and officers

INTERVIDEO, INC.

insurance. The decrease in accounts receivable is primarily due to a reduction of retail billings in Q1 2005. The increase in accrued liabilities and taxes payable is primarily due to the increase in tax payable as a result of higher effective tax rate and the difference between income tax accrued and estimated tax paid. The decrease in deferred revenue is due to the termination and settlement of a several agreements with our customers.

Net cash provided by operating activities was $914,000 for the three months ended March 31, 2004. Net income of $2.6 million was adjusted for depreciation and amortization of $266,000, stock-based compensation of $75,000, decreases in prepaid expenses and other current assets of $225,000 and increases in accrued liabilities and taxes payable of $1.7 million and deferred revenue of $241,000. This was partially offset by deferred taxes and the provision for doubtful accounts of $203,000 an increase in accounts receivable of $3.9 million and a decrease in accounts payable of $95,000. The decrease in prepaid expenses and other current assets was mainly due to the amortization of prepaid directors and officers insurance and prepaid licenses and royalties. The increase in accounts receivable was largely attributable to payments totaling $3.1 million from a few major customers that had historically been received prior to the end of the reporting period which were received shortly after the end of this quarter.

Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2005 due to proceeds from maturities of short-term investments, net of purchases, of $7.1 million, offset by purchases of property and equipment and long-term investments of $4.1 million.

Net cash used in investing activities was $29.8 million for the three months ended March 31, 2004 due to purchases of short-term investments and property and equipment, offset by proceeds from maturities of short-term investments.

Net cash used in financing activities was $400,000 for the three months ended March 31, 2005 consisting of $671,000 used for the repurchase of common stock, offset by proceeds from the issuance of common stock under our stock option plans and repayments of notes receivable of $271,000.

Cash provided from financing activities was $695,000 for the three months ended March 31, 2004 as a result of proceeds from the issuance of common stock under our stock option plans.

We currently have no significant commitments for capital expenditures, but we expect to spend approximately $1 million to $2 million on capital expenditures in 2005, which will include the world-wide roll-out of our ERP system. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems. We had future lease commitments for buildings under non-cancelable operating leases through 2010. We have no other debt obligations.

We believe that our current cash, cash equivalent and short-term investments will be sufficient to meet our current working capital and capital expenditure requirements for at least the next twelve months. We have used a total of $42 million to acquire a 62.4% controlling interest in Ulead including $32.6 million in April 2005, and we may continue to spend more cash to acquire additional shares of Ulead or to fund other acquisition activities. To the extent our existing sources of cash and cash flows from operations are not sufficient to fund our activities, we will need to raise additional funds. If we issue additional stock to raise capital, your percentage ownership in us will be reduced. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us.

Off Balance Sheet Arrangements

As of March 31, 2005, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

INTERVIDEO, INC.

Risk Factors

We are subject to a number of risks. Some of these risks are endemic to the DVD software industry. The fact that certain risks are endemic to the industry does not lessen the significance of these risks. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should carefully consider each of the Risk Factors and the other information in this Quarterly Report on Form 10-Q.

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

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets, which may result in our loss of business;

•	decisions to acquire other companies, including non-accretive or non-synergetic results from the acquisition of Ulead;

•	increases in third party license fees, such as the increase in royalties paid to Dolby;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	declines in selling prices of our products to our OEM customers or other customers;

•	market acceptance of new products developed by us, such as our InstantOn product;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

INTERVIDEO, INC.

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries:

•	changes in our business model from per unit to revenue share on point of sale revenue; and

•	changes in accounting regulations that will require us to expense stock options.

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

We expect prices for our products to continue to decline over the next few years. Because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and lower unit sales, we have reduced the prices we charge PC OEMs for our WinDVD product, WinDVD Creator and other products. We expect this trend to continue, which will make it more difficult to increase or maintain our revenue and may cause a decline in our gross profits, even if unit sales of any particular product increase. If unit sale increases do not offset anticipated price declines, our revenue will decline. Accordingly, our future success will depend in part on our ability to increase sales of our higher-margin products and to introduce and sell new products and upgrades to our existing products, which could increase our revenue and could improve our profit margins.

We may not sustain profitability on a quarterly or annual basis.

We did not achieve profitability until our fiscal year ended December 31, 2002. As of March 31, 2005, we had retained earnings of $9.2 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. Our expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not sustain or increase profitability on a quarterly or annual basis in the future.

We may not be successful in addressing problems encountered in connection with our transaction with Ulead or any other acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.

On April 20, 2005, we completed our previously-announced tender offer to purchase a controlling percentage of the issued shares of Ulead. We have limited experience in acquiring businesses and technologies, including businesses with international operations. The transaction with Ulead is our largest acquisition to date. The transaction with Ulead and any other proposed or completed acquisitions and investments involve numerous risks, including:

•	unanticipated developments or events concerning the financial condition, assets, liabilities, operations, business or prospects of Ulead might arise because we only conducted limited due diligence on Ulead based on publicly available information before the tender offer;

INTERVIDEO, INC.

•	unanticipated costs associated with the transaction including issues associated with complicated cross-border transactions;

•	adverse effects on existing business relationships with suppliers and customers;

•	diversion of management’s attention from our core business including international travel to Taiwan;

•	customers acceptance of new technology or product offerings;

•	problems maintaining internal controls and procedures and other uniform standards or policies with a company that was not subject to U.S. generally-accepted accounting principles or disclosure requirements prior to the consummation of the transaction and that has operations outside of the United States;

•	problems integrating the operations, personnel, technologies or products of the companies;

•	conflicts of interest issues that might arise between InterVideo and Ulead as a majority-owned subsidiary; and

•	potential loss of key management, engineers and other employees.

We expect to continue to review opportunities to buy or make investments in other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or that may otherwise offer growth opportunities. We have utilized $42 million of our working capital to purchase 62.4% of the issued shares of Ulead. Any additional purchase of shares of Ulead or other acquisitions of businesses or technologies will require significant commitment of resources beyond the substantial portion of our cash already spent for the Ulead transaction. We may be required to pay for any acquisitions with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities.

If Microsoft develops or licenses digital video and audio solutions that compete directly with ours, our business could suffer.

Microsoft currently offers products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. If Microsoft develops or licenses digital video and audio solutions that compete directly with ours and incorporates the solutions into its operating system, or otherwise changes its operating system to render our products incompatible, our business could be harmed.

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

We depend substantially on our relationships with Hewlett-Packard and a small number of PC OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to Hewlett-Packard and a small number of PC OEMs. For the quarter ended March 31, 2005, our two largest customers accounted for 48% of our revenue, with Hewlett-Packard accounting for 36% and Toshiba accounting for 12% of our revenue during that period. We expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base.

If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a material decrease in revenue from Hewlett-Packard or any of these customers, would reduce our gross profit or otherwise harm our business. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline.

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

Effective disclosure and internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our controls over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. The material weaknesses in our internal control over financial reporting that we identified at December 31, 2004, as well as our remediation efforts to date, are more fully discussed in Item 4 of this report, “Controls and Procedures.”

While we have taken steps to remediate the identified material weaknesses during the first quarter of 2005, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses in next year’s annual assessment. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. We are currently unable to determine whether any of the material weaknesses identified in this report will be remediated by the end of our second quarter of fiscal 2005, and if they are not, we may be required to report in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

We derived 63% of our revenue for the three months ended March 31, 2005 and 78% of our revenue for the three months ended March 31, 2004 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a majority of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

Our products are based primarily on the Microsoft Windows operating system, and most of our customers require that the combination of our software products and their PCs be certified by Microsoft’s Windows Hardware Qualification Labs. Accordingly, we are dependent on Microsoft, which exposes us to risks.

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

INTERVIDEO, INC.

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

Our primary competitors are Adobe Systems Incorporated, Cyberlink Corporation, Pinnacle Systems, Inc. and Sonic Solutions, Inc. Additional competitors are likely to enter our industry in the future. We also face competition from the internal research and development departments of other software companies and PC and CE manufacturers, including some of our current customers. Some of our customers have the capability to integrate their operations vertically by developing their own software-based digital and audio solutions or by acquiring our competitors or the rights to develop competitive products or technologies, which may allow these customers to reduce their purchases or cease purchasing from us completely. Operating system providers with an established customer base, such as Microsoft, already offer products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. If Microsoft or other operating system providers develop or license digital video and audio solutions that compete directly with ours and incorporate the solutions into their operating systems, our products could lose market share.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

Our international operations accounted for 41% of our revenue for the three months ended March 31, 2005 and 47% of our revenue for the three months ended March 31, 2004, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

INTERVIDEO, INC.

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

We may require substantial additional capital, which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, our products;

•	the costs of developing new products;

•	the need to license new technology, to enter into license agreements for existing technology or to settle intellectual property matters;

•	the extent to which we invest in new technology and research and development projects;

•	the number and timing of acquisitions, including the recent Ulead transaction; and

•	the costs associated with our expansion.

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

INTERVIDEO, INC.

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

Foreign currency risk

To date, most of our revenue has been denominated in U.S. dollars. We may, however, begin denominating revenue from selected international markets in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. We will continue to monitor our exposure to currency fluctuations and in the future, we may use economic hedging techniques to minimize the effect of these exchange rate fluctuations that may harm our financial results. For the quarter ended March 31, 2005, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

INTERVIDEO, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Due to the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) described below, have not been remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005.

Material weaknesses in our internal control over financial reporting that were identified at December 31, 2004 are related to:

•	Inadequate controls and procedures in place to effectively identify and monitor amendments to software license arrangements. As a result of these deficiencies, our accounting personnel may not be made aware of changes to software license arrangements that require recognition in our financial accounting records. Accordingly, errors in our accounting for revenue may occur and not be detected. As a result of these deficiencies, more than a remote likelihood exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

•	Insufficient processes and controls, including management oversight and review, over our income tax accounting practices, estimates, calculations and required disclosures. As a result of these deficiencies, material errors were identified in the computation of our current period income tax expense and in amounts reported as deferred income taxes in our income tax disclosures. These errors were identified and corrected prior to the issuance of our financial statements as of and for the year ended December 31, 2004.

•	Inadequate controls within our accounting and financial information systems over user access, segregation of duties and monitoring of information systems. As a result of these deficiencies, we identified instances whereby users had access to and authority to initiate transactions within certain modules and applications of our accounting and financial systems that were not consistent with their respective roles and responsibilities. Such inappropriate access rights and inappropriate segregation of duties give rise to the potential for unauthorized and undetected activity within our information systems and results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

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

In making our assessment of the internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004. At March 31, 2005, the Company determined that all material weaknesses had not yet been remediated

INTERVIDEO, INC.

Changes in Internal Control over Financial Reporting

During 2005, we have taken the following steps to remediate the material weaknesses identified above:

•	During the first quarter of 2005, we hired a full-time general counsel who will have a significant role in the contract review process. We also hired a contracts administrator whose responsibilities include the monitoring and tracking of all contracts and ensuring that such contracts, including licensing agreements, are properly and timely reviewed by all appropriate personnel. In addition, we are in the process of revising our contract review process by specifically identifying key positions throughout the Company that will be accountable for providing timely input and comments on all contractual documents. This revised process will be fully documented and provided to the relevant employees.

•	During the first quarter of 2005, we executed a new engagement with our external tax service provider. This new engagement incorporates a documented plan for at least bi-weekly meetings between management and our tax service provider. As necessary, additional communications will occur to ensure our tax service provider is properly informed of strategic initiatives, latest forecasted information and other ongoing operational activities that may have a bearing on our tax provision. In addition, we expect to enhance our internal expertise in this area through participation in tax education seminars offered by our service provider and other external sources.

•	Under the direction of our Director of Information Technology, we have implemented limitations over user access to certain applications and modules within our information systems to more appropriately segregate certain individuals’ authority in a manner consistent with their respective roles and responsibilities. We are also developing a user and job function matrix to clearly identify and limit specific application user access consistent with the roles and responsibilities of a given job function. Additionally, we have purchased a software tool that allows for the monitoring of our critical application environment including databases, application functions, scheduled processes and the overall system environment. This tool will provide us with an audit trail and log of any unauthorized access to our systems as well as notification when an unauthorized change within these systems occurs. We expect these remediation activities to be completed during our second quarter of 2005.

INTERVIDEO, INC.

PART 2 – OTHER INF0RMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In 2004, we announced a stock repurchase program pursuant to which we may purchase up to $10 million, or 700,000 shares, of our outstanding common stock from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. The timing and amount of repurchase transactions under this program depends on market conditions and corporate and regulatory considerations.

The following table summarizes the stock repurchases transactions that occurred during the quarter ended March 31, 2005.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
March 1, 2005 through March 31, 2005	61,500	$10.87	61,500	438,300

ITEM 6. EXHIBITS

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 are as follows:

Exhibit footnote	Exhibit Number	Description
(a)	2.1	Tender Offer Filing and Tender Offer Circular, as amended

(b)	3.1	Certificate of Incorporation

(c)	3.2	Bylaws

(d)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

(e)	10.1	Offer Letter with Christine Wong.

(f)	10.2	Stock Purchase Agreement dated as of March 12, 2005 among Strong Tops Limited and Strong Ace Limited and InterVideo Digital Technology Corp.

(f)	10.3	Tender Agreement dated as of March 12, 2005 between Microtek International Inc. and InterVideo Digital Technology Corp.

(f)	10.4	Tender Agreement dated as of March 12, 2005 between certain persons named in Schedule 1 of the Agreement and International Digital Technology Corp.

	31.1	Chief Executive Officer Certification

	31.2	Chief Financial Officer Certification

	32.1	Section 906 Certification of Chief Executive Officer

	32.2	Section 906 Certification of Chief Financial Officer

(a)	Filed as Exhibit 2.1 to our Form 8-K filed on March 25, 2005 and incorporated herein by reference.
(b)	Filed as Exhibit 3.2 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 3.4 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

INTERVIDEO, INC.

(d)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(e)	Incorporated by reference to our Form 8-K filed on February 17, 2005.
(f)	Incorporated by reference to our Form 8-K filed on March 14, 2005.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005

InterVideo, Inc.
(Registrant)

By:	/s/ STEVE RO
Steve Ro Chief Executive Officer