Form 10-Q
period 2005-06-30
INTERVIDEO INC
filed 2005-08-15
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

On July 31, 2005, the Registrant had 14,157,755 shares of common stock outstanding, $0.001 par value per share.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,696	$27,410
Short-term investments	35,322	47,177
Accounts receivable, net of allowance for doubtful accounts of $294 and $215, respectively	17,379	5,660
Deferred tax assets	252	256
Inventory	1,864	444
Prepaid expenses and other current assets	2,902	2,136

Total current assets	93,415	83,083

Property, plant and equipment, net	24,075	2,606
Goodwill	2,290	1,018
Other purchased intangible assets	14,528	83
Deferred tax assets	5,642	5,446
Other assets	4,645	9,539

Total assets	$144,595	$101,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,147	$1,098
Accrued liabilities	18,496	13,462
Deferred revenue	7,796	4,002

Total current liabilities	28,439	18,562

Long-term liabilities:
Deferred tax liabilities	$6,606	$—
Other long term liabilities	1,207	—

	7,813	—

Minority interests	$26,344	$—

Stockholders’ equity:
Common stock, $0.001 par value:
150,000 shares authorized; 14,157 and 13,661 shares issued and outstanding, respectively	14	14
Additional paid-in capital	77,684	76,498
Notes receivable from stockholders	(611)	(830)
Deferred stock-based compensation	(26)	(95)
Accumulated other comprehensive income (loss)	(88)	1,121
Retained earnings	5,026	6,505

Total stockholders’ equity	81,999	83,213

Total liabilities and stockholders’ equity	$144,595	$101,775

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$27,606	$16,704	$49,510	$35,525
Cost of revenue	10,407	7,669	19,529	15,553
Amortization of intangible assets	515	50	565	100

Gross profit	16,684	8,985	29,416	19,872

Operating expenses:
Research and development	5,427	2,608	8,437	4,897
Sales and marketing	5,306	2,713	8,057	5,471
General and administrative	3,946	1,975	6,835	3,680
Acquired in-process research and development	4,800	—	4,800	—
Stock-based compensation (1)	27	74	67	149

Total operating expenses	19,506	7,370	28,196	14,197

Income (loss) from operations	(2,822)	1,615	1,220	5,675

Other income (expense), net	(1,010)	262	(712)	435

Income (loss) before income taxes	(3,832)	1,877	508	6,110

Provision for income taxes	(612)	(747)	(2,283)	(2,377)

Minority interests	296	—	296	—

Net income (loss)	$(4,148)	$1,130	$(1,479)	$3,733

Net income (loss) per share:
Basic	$(0.30)	$0.08	$(0.11)	$0.28

Diluted	$(0.30)	$0.07	$(0.11)	$0.24

Number of shares used in net income (loss) per share calculation:
Basic	13,980	13,410	13,886	13,314

Diluted	13,980	15,366	13,886	15,371

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Research and development	$9	$15	$23	$56
Sales and marketing	10	27	24	15
General and administrative	8	32	20	78

Total stock-based compensation expenses	$27	$74	$67	$149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,479)	$3,733
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,640	663
Deferred taxes	38	(182)
Acquired in-process research and development	4,800	—
Minority interests in loss	(296)	—
Non cash investment loss	1,088	—
Stock-based compensation	67	149
Provision for doubtful accounts	129	(58)
Gain (Loss) from disposal of property and equipment	(1)	25
Interest income on notes receivable from stockholders	(16)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(5,655)	(1,452)
Prepaid expenses and other current assets	511	439
Other assets	(777)	99
Accounts payable	57	(122)
Deferred revenue	3,729	655
Accrued liabilities and income taxes payable	(454)	528

Net cash provided by operating activities	3,381	4,457

Cash flows from investing activities:
Purchases of property and equipment	(863)	(664)
Purchases of short-term investments	(13,708)	(54,428)
Proceeds from maturities of short-term investments	39,754	40,491
Acquisition of Ulead, net of cash acquired of $13.6 million	(22,744)	(1,662)

Net cash provided by (used in) investing activities	2,439	(16,263)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	2,706	1,166
Proceeds from repayment of notes receivable	235	—
Payment for repurchased stock	(671)	(2,596)

Net cash provided by (used in) financing activities	2,270	(1,430)

Effect of change in exchange rates on cash and cash equivalents	196	13

Net increase (decrease) in cash and cash equivalents	8,286	(13,223)

Cash and cash equivalents, beginning of period	27,410	46,875

Cash and cash equivalents, end of period	$35,696	$33,652

Supplementary disclosure:
Income tax payments, net of refunds	$1,269	$1,899

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Business:

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company has historically derived a substantial majority of its revenue from sales of its WinDVD product, a software DVD player for personal computers (“PC”s) to PC original equipment manufacturers (“OEM”s). While the Company expects that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial portion of its revenue, in the future, it is expected an increasing percentage of its revenue will be derived from sales of other products, including WinDVD Creator, InstantON, MediaOne, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices as well as products sold through its retail and web-based sales channels. The Company’s recent acquisition of a controlling interest in Ulead Systems, Inc. (“Ulead”) is expected to accelerate this trend with the addition of its products, including PhotoImpact, VideoStudio, DVD Movie Factory, DVD Workshop and Media Studio Pro. The Company’s software is bundled with products sold by PC OEMs. The Company sells its products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide .In addition, the Company sells products through retail channels and directly to consumers through its websites. Intervideo’s acquisition of Ulead has allowed the Company to expand these channels with a broader range of product offerings and the combined marketing efforts of the two companies.

Note 2. Summary of Significant Accounting Policies:

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of InterVideo and its majority and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. All international subsidiaries of the Company except for Ulead have established a month end cut-off period that is three working days prior to the end of any given month.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004, and notes thereto, included in InterVideo’s 2004 Annual Report on Form 10-K.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company based its estimates and assumptions on historical experience and on various other assumptions believed to be applicable and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ materially from these estimates.

Foreign currency translation

The functional currency of the Company’s subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate at the applicable balance sheet date. Revenue and expenses are translated at the average exchange rate prevailing during the period. The effects of these translation adjustments are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange gains or losses arising from transactions denominated in a currency other than the functional currency of an entity are included in other income, net.

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

Short-term investments

Short-term investments consist principally of United States treasury, state and municipal notes/bonds, corporate bonds, auction rate securities, mutual funds and OTC securities. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income (loss).

Property, plant and equipment

Land is recorded at cost, and property and equipment are recorded at cost less accumulated depreciation or amortization. Depreciation is calculated using the straight-line method based on estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the lease terms or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to expense as incurred. Cost and accumulated depreciation of assets sold or retired are removed from the respective property accounts, and the gain or loss is reflected in the condensed consolidated statements of operations.

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

INTERVIDEO, INC.

Long term investments

The Company from time to time acquires certain equity investments for the promotion of business and strategic objectives. Non-marketable equity investments are accounted for using the equity method if the Company has significant influence over the investee, or using the cost method if the Company cannot assert significant influence over the investee. Such investments are also subjected to periodic impairment review. As there is no liquid market to provide information for valuing such securities, the impairment analysis involves significant judgment on the part of management. Should the Company determine that there has been a decline in the securities’ fair value that is considered to be other than temporary, a writedown is recorded in other income, net. Marketable equity investments are accounted for as available-for-sale securities with unrealized gains and losses included in other comprehensive income in equity.

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

Typically, under the terms of the Company’s license agreements with its OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sale into the OEM’s sales channel partners or sale to the OEM’s end customers. Under the terms of the Company’s revenue recognition policy, the Company recognizes revenue based on evidence of products sold by our OEM customers to end customers or to the OEM’s sales channel partners. The Company does not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners. Accordingly, under such agreements the Company does not defer any revenue, as the Company no longer has an obligation once an OEM’s product has been shipped from the OEM to the OEM’s sales channel partners or to an OEM’s end customer. Under certain other agreements, the Company defers the recognition of OEM revenue due to ongoing obligations in association with upgrade rights to end users or significant PCS provided to the OEM’s customers. Depending on the specific contractual obligation, the Company recognizes this revenue over a period of the shorter of the contractual obligation period or the estimated life of the product. In general, the Company considers the estimated life of our products to be three years.

Typically, the Company’s OEM customers do not have the right to claim a credit or refund for returns from the OEM’s sales channel partners or end customers back to the OEM. However, in the few instances where InterVideo has granted its OEM customers with the right to claim a refund or credit to a certain percentage cap, the Company defers revenue based on the contractual return cap until it is able to establish a reasonable returns estimate based on historical returns activity, that is specific to the respective sales channel, product line or country.

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

A small number of OEMs that sell PC components place orders with the Company for a fixed quantity of units at a fixed price based on an agreed-upon purchase order or contract. In such cases, qualification of the Company’s product is not required, and these OEMs have no rights to upgrades or returns. The Company generally recognizes revenue upon the completion of shipment in accordance with the terms of the respective agreement, to these OEMs.

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting the Company’s software to the OEMs’ hardware and software configurations. Since the Company provides when and if

INTERVIDEO, INC.

available upgrade rights to its OEM customers on the products they have licensed from the point when they receive the product until the point when they have sold the product to their sales channel partners or end customers, any prepaid license fees are recognized based on actual shipments after the upgrade rights have lapsed. The NRE service fees are recognized upon completion and acceptance of NRE service. In agreements where InterVideo has sold PCS or where there are additional undelivered elements such as NRE fees, the Company defers all of the revenue until the additional undelivered elements are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS the Company will recognize the entire agreement over the PCS period.

End-user sales are made directly through the Company’s websites. The Company does not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. The Company recognizes revenue from sales through its websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase InterVideo’s software from the Company’s websites have limited rights of return for products they have purchased in the previous 14 days. The Company has established a 30-day sales return reserve based upon historical return percentages.

The Company sells its products to retailers and retail distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor will not take ownership of the product at the point in time when InterVideo ships the product to the distributor. Once the distributor sells the consignment-based product to a retailer or an end customer ownership is transferred from the Company to the retailer or end customer, the distributor will report those sales to the Company and InterVideo invoices the distributor. For non-consignment product shipments, the distributor will take ownership of the product at the point in time when the Company ships the product to the distributor and the Company invoices the distributor upon such shipment. Since the Company does not have contractually obligated minimum orders or payment terms with our distributors, the Company does not recognize revenue for retail product distribution prior to invoicing. Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. The Company generally recognizes revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. The Company generally recognizes revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, less any required rebate or pricing reserves.

The Company has begun selling licenses of its products to corporations and other business in the United States. This corporate licensing program is generally conducted either directly between InterVideo and the licensee or through a reseller. For these sales the Company does not provide the licensee a right to return the product once it has been delivered and we do not provide support or upgrade rights to that licensee. The Company currently recognizes revenue for these license sales upon confirmation of delivery or acceptance of the product.

Certain customer agreements require payment by the Company of marketing development funds, co-operative advertising fees, rebates or similar charges. The Company accounts for such fees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-09 as a reduction in revenue, unless there is an identifiable benefit and the fair value of the charges can be reasonably estimated in which case the Company records these transactions as marketing expense. Commissions paid to third-party sales representatives are included in sales and marketing expenses.

Cost of revenue

Cost of revenue consists primarily of licensed royalties, expenses incurred to manufacture, package and distribute the Company’s software products, the amortization of developed technology and costs associated with end-user PCS and the

INTERVIDEO, INC.

cost of settlement of intellectual property matters. Licensed royalties consist of royalties paid or accrued for payment to third parties for technology incorporated into the Company’s products. In general, the amount of royalties depends on the number of the Company’s product units sold and the royalty rates associated with the third-party technology incorporated into those products. The Company sometimes prepays for the right to bundle and distribute certain licensed technologies. In general, these prepayments are at a flat rate and are not associated with the number of units of the bundled product that is shipped. In general, the license rights are granted for one year and the estimated useful life of the technology is three years. End-user PCS costs include the costs associated with providing assistance to end users of the Company’s products. With the exception of packaging and distribution costs, the cost of revenue is generally the same for each product, regardless of sales channel. Certain product costs associated with sales to distributors, retailers and end users are deferred until the corresponding revenue has been recognized. Cost of settlement of intellectual property matters consists of amounts that we have agreed to pay to third-parties in settlement of alleged infringement of certain patented technology used in our products and accruals for royalties related to our usage of technologies under patent where no agreement exists.

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

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share is calculated by dividing the net income (loss) for the period by the weighted average shares outstanding, adjusted for all potential common shares, which include shares issuable upon the exercise of outstanding common stock options, convertible preferred stock and other contingent issuances of common stock to the extent these shares are dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (unaudited, in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(4,148)	$1,130	$(1,479)	$3,733

Denominator:
Basic:
Weighted average common shares outstanding	13,981	13,454	13,891	13,363
Less: weighted average shares subject to repurchase	(1)	(44)	(5)	(49)

Denominator for basic calculation	13,980	13,410	13,886	13,314

Net income (loss) per share - Basic	$(0.30)	$0.08	$(0.11)	$0.28

Diluted:
Weighted average common shares outstanding	13,980	13,454	13,886	13,363
Weighted average dilutive effect of convertible preferred stock	—	—	—	—
Weighted average dilutive effect of common stock options		1,912		2,008

Denominator for diluted calculation	13,980	15,366	13,886	15,371

Net income (loss) per share – Diluted	$(0.30)	$0.07	$(0.11)	$0.24

INTERVIDEO, INC.

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Antidilutive options to purchase common shares	2,337	858	2,376	796

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

		Three months ended June 30,		Six months ended June 30,
(unaudited, in thousands, except per share amounts)		2005	2004	2005	2004
Net income (loss), as reported		$(4,148)	$1,130	$(1,479)	$3,733
Add:	Stock-based employee compensation expenses included in reported net income, net of related tax effects	27	74	67	149
Deduct:	Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(1,179)	(1,513)	(2,385)	(2,594)

	Pro forma net income (loss)	$(5,300)	$(309)	$(3,797)	$1,288

Net income (loss) per share
	Basic – as reported	$(0.30)	$0.08	$(0.11)	$0.28

	Basic – pro forma	$(0.38)	$(0.02)	$(0.27)	$0.10

	Diluted – as reported	$(0.30)	$0.07	$(0.11)	$0.24

	Diluted – pro forma	$(0.38)	$(0.02)	$(0.27)	$0.08

The weighted average fair values of options granted to employees in the three and six months ended June 30, 2005 and 2004 are summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average fair value of options granted to employees	$7.61	$8.76	$8.07	$10.44

Black-Scholes model assumptions:
Risk-free interest rate	3.61%	2.97%	3.61%-3.34%	2.97%-2.17%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	80.0%	87.5%	80.0%	87.5%

INTERVIDEO, INC.

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

In July 2003, the Company commenced its 2003 Employee Stock Purchase Plan (the “ESPP”), which has an overlapping 24-month offering period, and includes four 6-month purchase periods. Purchases are to be made twice a year, in the months of May and November. The plan permits participants to purchase common stock at 85% of the lower of the fair market value of common stock at the beginning of an offering period, or at the end of purchase period, through payroll deductions of up to 15% of their eligible compensation. If the fair market value of common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be refunded their payroll deductions to date.

The first ESPP offering period began in July 2003 and ended in April 2004. The weighted average fair value of each common stock purchase right was $4.84 for the three and six months ended June 30, 2005, estimated on the beginning of the offering period using the Black-Scholes option pricing model with the following assumptions (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average fair value of purchased options	$4.84	$5.29	$4.84	$5.29

Black-Scholes model assumptions:
Risk-free interest rate	3.34%	2.97%	3.34%	2.97%
Expected life	1.25 years	1.25 years	1.25 years	1.25 years
Dividend yield	0%	0%	0%	0%
Volatility	76.0%	76.0%	76.0%	76.0%

Other income (expense), net

Other income (expense), net consists of the following (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income	$236	$197	$547	$360
Equity investment loss	(899)	—	(986)	(17)
Currency gain (loss)	(364)	(2)	(329)	(20)
Other	17	67	56	112

Other income (expense), net	$(1,010)	$262	$(712)	$435

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying

INTERVIDEO, INC.

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

Comprehensive income (loss)

Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in stockholders’ equity. The Company’s components of other comprehensive income and loss are foreign currency translation adjustments and unrealized gain or loss on available-for-sale investments. Such amounts are excluded from net income (loss) and are reported in accumulated other comprehensive income (loss) in the accompanying condensed consolidated financial statements.

The components of comprehensive income (loss) were as follows (unaudited, in thousands):

	Three months ended, June 30,		Six months ended, June 30,
	2005	2004	2005	2004
Net income (loss)	$(4,148)	$1,130	$(1,479)	$3,733
Other comprehensive income (loss):
Change in unrealized gain (loss) of available-for-sale investments	(2,289)	(209)	(1,194)	(177)
Change in cumulative translation adjustment	(18)	(16)	(15)	14

Comprehensive income (loss)	$(6,455)	$905	$(2,688)	$3,570

Note 3. Acquisition of Ulead Systems

On April 20, 2005, InterVideo and its wholly-owned subsidiary, InterVideo Digital Technology Corp., acquired 33,284,395 shares of Ulead Systems, Inc. (“Ulead”) at 30 NT (US$0.95) per share pursuant to InterVideo’s previously-announced tender offer for the issued shares of Ulead and pursuant to stock purchase agreements with Microtek International Inc. and certain other shareholders of Ulead. Also on April 20, 2005, InterVideo acquired an additional 1,000,000 shares of Ulead at a purchase price of 30 NT (US$0.95) per share through its acquisition of a holding company, Strong Ace Limited. The aggregate purchase price for the 34,284,395 shares of Ulead was US $32.6 million and was paid in cash. Together with the shares that InterVideo purchased prior to the tender offer, InterVideo now owns a total of 48,817,395 shares of Ulead, or approximately 62.4% of the issued shares of Ulead, which were acquired for total cash payments of US$42.0 million. The Company believes its acquisition of the shares of Ulead supports its long-term strategic direction, strengthens its competitive position in the multimedia software market, expands its retail presence and provides greater scale to increase its investment in research and development to accelerate product innovation and increase shareholder value.

We have included the financial results of Ulead in our consolidated financial statements beginning April 20, 2005, the date we acquired a majority interest in Ulead (the “Acquisition Date”).

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations”. Assets acquired and liabilities assumed were recorded at their fair values as of April 20, 2005. The following summarizes the total purchase price for Ulead (unaudited, in thousands):

Cash consideration	$42,012
Estimated direct transaction costs	743

Total purchase price	$42,755

Under the purchase method of accounting, the total estimated purchase price is allocated to Ulead’s net tangible and identifiable intangible assets based on their estimated fair value as of April 20, 2005 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary

INTERVIDEO, INC.

allocation of the purchase price was based upon a valuation performed by a third party appraiser and estimates and assumptions from management. Upon finalization of the third party appraiser’s valuation report, additional adjustments to the allocation of purchase price may be required. Based upon the estimated purchase price and review of the net assets acquired and liabilities assumed, the preliminary price allocation is as follows (unaudited, in thousands):

Current assets	$36,854
Property, plant and equipment	20,555
Intangible assets	15,010
In-process research and development	4,800
Goodwill & other non-current assets	4,659

Total assets	81,878

Current liabilities	(5,781)
Long term liabilities	(7,745)
Minority interests	(25,597)

Total liabilities and minority interests	(39,123)
Net assets:	$42,755

Total purchase price	$42,755

Intangible

The fair value of intangible assets was based, in part, on a valuation completed by Standard & Poor’s Corporate Value Consulting, an independent third-party appraiser using both an income and a cost approach and estimates and assumptions provided by management when estimating the fair value. Their analysis was performed in accordance with SFAS 141 and other appropriate accounting and valuation guidelines. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and the internal rate of return. The discount rates ranged from 25% to 50%. The following table sets forth the components of intangible assets associated with the acquisition on April 20, 2005:

			June 30, 2005
Intangible Assets (unaudited, in thousands)	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Existing technology - Photo	$3,000	$(118)	$2,882	5 years
Existing technology - Video & DVD	4,200	(138)	$4,062	6 years
Customer contracts and related relationships	3,810	(94)	3,716	8 years
Trade name	4,000	(132)	3,868	6 years

Total intangible assets	$15,010	$(482)	$14,528

Intangible assets are being amortized using the straight–line method. The weighted average useful life of such intangibles is 6.3 years.

In-process research and development

In-process research and development (IPR&D) represents incomplete Ulead research and development projects that had not reached technological feasibility and had no alternate future use as of the Acquisition Date. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the development of Ulead’s new products which had not yet reached technological feasibility as of the Acquisition and have no alternative future use.

INTERVIDEO, INC.

Deferred revenue

In connection with the purchase price allocation, we have estimated the fair value of the support obligation to provide upgrades related to the deferred revenue assumed from Ulead in connection with the acquisition. We based our determination of the fair value of the obligation, in part, on a valuation completed by Standard & Poor’s Corporate Value Consulting using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and costs associated with research and development. As a result, in allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of Ulead’s April 20, 2005 deferred support revenue from $1.9 million to $170,000 which represents our estimate of the fair value of the support obligation assumed.

Goodwill

Goodwill of $1.3 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

The entire amount of the goodwill is expected to be deductible for tax purposes.

Pro Forma Financial Information (unaudited)

Supplemental unaudited pro forma information reflecting the acquisition of Ulead as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Six months ended, June 30,
	2005	2004
Total revenue	$67,369	$54,862
Net income	$851	$(3,004)
Basic and diluted net income per share	$0.06	$(0.23)

The above pro forma results include adjustments for amortization expense related to intangible assets arising from the acquisition, tax benefits related to the amortization of intangibles and the minority interest adjustment based on our less than 100% ownership in Ulead.

Note 4. Balance Sheet Components:

Short-term investments

Short-term investments consist of the following available-for-sale securities (unaudited, in thousands):

	As of June 30, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Treasury notes	$2,000	$—	$(22)	$1,978
State and municipal notes/bonds	2,000	—	(3)	1,997
Auction Rate Securities	17,100	—	—	17,100
Mutual fund securities	12,928	—	—	12,928
Corporate securities	675	$644	—	1,319

Total short-term investments	$34,703	$644	$(25)	$35,322

	As of December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Treasury notes	$22,799	$—	$(157)	$22,642
Corporate bonds	1,500	—	—	1,500
State and municipal notes/bonds	23,063	—	(28)	23,035

Total short-term investments	$47,362	$—	$(185)	$47,177

The available-for-sale securities at June 30, 2005 have contractual maturities ranging from 2005 to 2006.

INTERVIDEO, INC.

Property and equipment, net

Property and equipment, net, consists of the following (unaudited, in thousands):

	June 30, 2005	December 31, 2004
Equipment	$3,281	$2,025
Furniture and fixtures	596	415
Purchased software	5,245	1,866
Land	12,936	—
Buildings	6,639	—
Leasehold improvements	773	572
Vehicles	163	147
Construction in process	—	142

	29,633	5,167
Less : Accumulated depreciation and amortization	(5,558)	(2,561)

Property and equipment, net	$24,075	$2,606

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (unaudited, in thousands):

	June 30, 2005	December 31, 2004
Purchased development technology	$7,200	$1,000
In-process research and development	4,800	—
Customer contracts and related relationship	3,810	—
Trade name	4,000	—
Less: Accumulated amortization	(5,282)	(917)

Total other purchased intangible assets	$14,528	$83

Long-term investments

The Company has invested in the following privately-held companies in Taiwan: Appro Photoelectron Inc. and Master Integrated Appliances Co., Ltd. The total cost of these investments was $1.7 million. These investments have been accounted for under the equity method of accounting because the Company has significant influence over the investees. The Company will record its proportionate share of the investee’s net income or loss on a one-quarter lag since it is not practical to obtain financial information from the investee prior to the issuance of the current quarter’s financial statements. During the quarter ended June 30, 2005, Master Integrated Appliances Co., Ltd. terminated their business operations and employees due to a lack of funding and, as a result, the Company assessed its equity investment in Master Integrated Appliances Co., Ltd. and determined there was an other-than temporary, or permanent loss in the value of the carrying amount in the amount of $672,077. The investment balance of $672,077 has been written off and charged against other income, net in the consolidated statement of operations during the quarter.

INTERVIDEO, INC.

Accrued liabilities

Accrued liabilities consist of the following (unaudited, in thousands):

	June 30, 2005	December 31, 2004
Payroll and related benefits	$2,562	$2,220
Royalties	8,754	8,414
Audit and accounting related fees	1,941	791
Taxes Payable	1,576	333
Other	3,663	1,704

Total accrued liabilities	$18,496	$13,462

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

INTERVIDEO, INC.

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues by Sales Channel:
OEMs	$19,046	$14,015	$37,770	$29,795
Web sales and retail	8,560	2,689	11,740	5,730

Total revenue	$27,606	$16,704	$49,510	$35,525

Revenues by Geographic Region:
United States	$11,837	$8,521	$24,678	$18,519
Europe	3,026	947	4,867	2,296
Asia:
Japan	11,180	5,815	17,482	12,212
Other Asia	1,563	1,421	2,483	2,498

Total revenue	$27,606	$16,704	$49,510	$35,525

Revenues by Products:
WinDVD	$12,500	$12,206	$26,293	$26,831
VideoStudio	3,282	—	3,282	—
Other products	11,824	4,498	19,935	8,694

Total revenue	$27,606	$16,704	$49,510	$35,525

The following is a summary of tangible long-lived assets by geographic region (unaudited, in thousands):

	June 30, 2005	December 31, 2004
Tangible long-lived assets:
United States	$1,143	$1,247
Europe	102	—
Asia:
Japan	293	161
China	418	408
Taiwan	22,119	790

Total tangible long-lived assets	$24,075	$2,606

INTERVIDEO, INC.

The following individual customers accounted for greater than 10% of revenue in any of the periods presented (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue from:
Customer A	24%	24%	29%	22%
Customer B	9%	13%	10%	13%
Customer C	11%	3%	6%	3%

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were (unaudited):

	June 30, 2005	December 31, 2004
Account receivable from:
Customer C	22%	11%
Customer D	22%	0%

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

Note 7. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (Revised 2004), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We currently disclose pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model. Upon adoption, pro forma disclosure will no longer be an alternative. SFAS No. 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. We will begin to apply SFAS No. 123R using the most appropriate fair value model beginning January 1, 2006. We are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our results of operations, but not on our cash flows.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) the anticipated impact on our business, operations and financial conditions of our acquisition of a controlling interest in Ulead Systems, Inc., (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel, infrastructure and acceleration of product innovation, (6) exercise prices of future option grants, (7) the sufficiency of our capital resources, (8) future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (13) product sales and prices, (15) our ability to comply with public company reporting requirements (16) settlement of intellectual property claims, (17) stock based compensation expenses, (18) general and administrative expenses, (19) the utility of certain products, (20) certain customer concentration trends and changes in the composition of our customer mix, (21) the revenue growth expected to result from our agreements with Microsoft, Inc. and (22) Sarbanes-Oxley compliance costs. The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Founded in 1998, InterVideo is a provider of DVD software, video editing and DVD burning software, television viewing and recording software and InstantON software. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. We have operations in the United States, Taiwan, Japan, China and Germany. We derive a substantial portion of our revenue from the sale of software licenses to OEMs, which install our software onto PCs prior to delivery to customers. We also sell our software through retail channels and directly to end users through our websites. In addition, we derive revenue from the license of our software to consumer electronics (“CE”) manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate our software into their own products for distribution.

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a majority of our revenue. While we expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial portion of our revenue, in the future, we expect to derive an increasing percentage of our revenue from sales of other products, including WinDVD Creator, InstantON, MediaOne, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices as well as products sold through our retail and web-based sales channels. Our recent acquisition of a controlling interest in Ulead Systems, Inc. (“Ulead”) is expected to accelerate this trend with the addition of their products, including PhotoImpact, VideoStudio, DVD Movie Factory, DVD Workshop and Media Studio Pro. We derived 45% and 53% of our revenue for the three and six months ended June 30, 2005, respectively, from sales of our WinDVD product, primarily to PC OEMs, as compared to 73% and 76% in the three and six months ended June 30, 2004, respectively. For the three months ended June 30, 2005, we derived 12% of our revenue from sales of Ulead’s Video Studio product. There are no Ulead sales reflected in the three and six month periods ended June 30, 2004 because this was prior to us acquiring a controlling interest.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard (“HP”), Lenovo (formerly IBM), NEC and Toshiba. For the three and six months ended June 30, 2005, we derived 69% and 76%, respectively, of our revenue from OEM sales as compared to 84% of revenue for the three and six months ended June 30, 2004. Due to concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of OEM customers. For the three months ended June 30, 2005, our two largest OEM customers accounted for 33% of our revenue, HP accounting for 24% of our revenue and Toshiba accounting for 9% of our revenue. For the six months ended June 30, 2005, our two largest OEM customers accounted for 39% of our revenue, with HP accounting for 29% of our revenue and Toshiba accounting for

INTERVIDEO, INC.

10% of our revenue. We expect that a small number of OEM customers will continue to account for a substantial portion of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. We expect our revenue from HP to decline beginning in the fourth quarter of 2005 and into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. At this time we are unable to determine the impact this will have on our financial statements. A significant decrease in revenue from HP, or the loss of any of our large customers, would reduce our revenue and gross profit and otherwise harm our business without an increase in revenue from other customers.

Due to a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs, other software and internet companies and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may grow at a slower rate than in prior periods or may even decline.

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

We currently sell our products through internet commerce and retail channels. Our acquisition of Ulead has allowed us to expand these channels with a broader range of product offerings and marketing efforts. We intend to continue to invest in selling and marketing programs in these channels to further increase our sales opportunities. For the three and six months ended June 30, 2005, we derived 31% and 24%, respectively, of our revenue from web and retail sales as compared to 16% of revenue for the three and six months ended June 30, 2004. The amounts shown for the three and six months ended June 30, 2005 include related Ulead sales activity since April 20, 2005, the date we acquired a controlling interest in Ulead. Softbank Commerce, the largest software retail distributor in Japan, accounted for 11% of our revenue for the three months ended June 30, 2005. The gross profits associated with our products sold through our web and retail channels are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 57% and 50% of our revenue for the three and six months ended June 30, 2005 as compared to 49% and 48% in the three and six months ended June 30, 2004. Revenue from sales outside of the United States for the three and six months ended June 30, 2005 include related Ulead sales activity since April 20, 2005. Ulead accounted for 44% of all non-US sales for the three months ended June 30, 2005. Currently, a significant portion of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. In the future, an increasing portion of our international revenue may be denominated in foreign currencies and we may use derivative instruments to hedge foreign exchange risk.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because we generally recognize revenue associated with the sale of our products to our OEMs’ customers in the month or quarter following the sales of our products to these OEMs’ customers, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of that year. We expect our recent acquisition of a controlling interest in Ulead will impact this trend in future periods because a substantial portion of their revenues are derived from web and retail sales which are typically recognized in the period in which they occur.

InterVideo and WinDVD are registered trademarks and WinDVD Creator, WinDVD Recorder, LinDVD, LinDVR, WinDVR, InterVideo InstantON, InterVideo Home Theater and InterVideo MediaOne are among the trademarks or service marks of InterVideo. Ulead, Ulead DVD MovieFactory, DVD Workshop, MediaStudio Pro, VideoStudio and PhotoImpact are among the registered trademarks of Ulead Systems, Inc.

INTERVIDEO, INC.

Acquisition of controlling interest in Ulead Systems, Inc.

On April 20, 2005 we acquired a controlling interest in Ulead through a tender offer and purchases of shares outside of the tender offer. Through the tender offer, we purchased a total of 33,284,395 shares of Ulead common stock at the price of 30 NT (US$0.95) per share. In addition, on April 20, 2005 we acquired another 1,000,000 shares outside the tender offer at a price of 30 NT (US$0.95) per share. Previously, we had acquired by means of open market purchases 14,533,000 shares at an average price per share of US$0.65. Therefore, following the completion of the tender offer, the purchase of additional shares in private transactions outside of the tender offer and open market purchases, we had acquired in total 48,817,395 shares, or 62.4% of the total issued shares of Ulead, at a total cost of $42 million. As a result, the financial data presented herein include the financial results of Ulead, shown on a consolidated basis, for the period commencing with the date of acquisition on April 20, 2005.

Ulead was founded in 1989 and is a leading developer of innovative video, imaging and DVD authoring software for desktop, server, mobile and internet platforms. Headquartered in Taipei, Taiwan, Ulead maintains offices in the United States, Germany, Japan and China and, in March 1999, became the first publicly traded software company in Taiwan. The majority of Ulead’s product revenue derives from sales of software to end users through retailers which purchase the products from national and international distributors, including Softbank Commerce Corp. of Japan. Ulead’s strengths in professional DVD authoring, video editing and still image processing complement our tools and enhance our ability to address emerging and rapidly growing markets such as multimedia home networking, high definition DVD, Blu-ray Disc and multimedia mobile phones markets. We believe our acquisition of the shares of Ulead supports our long-term strategic direction, strengthens our competitive position in the multimedia software market, expands our retail presence and provides greater scale to increase our investment in research and development to accelerate product innovation and increase shareholder value. However, the future quantitative impact on our financial results is difficult to determine at this time due to the uncertainties inherent in the two companies’ future financial results, uncertainties regarding the amount of synergies and efficiencies that may result from the consolidation and uncertainties regarding the reconciliation of Ulead’s financial results from Taiwan GAAP to U.S. GAAP, among other factors. Please see “Risk Factors—We may not be successful in addressing problems encountered in connection with our transaction with Ulead or any other acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.”

Critical Accounting Estimates

We base the discussions and analysis of our financial condition and results of operations upon our condensed consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experiences and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding the results of our operations are:

•	Revenue recognition;

•	Accounting for acquisitions;

•	Accounting for income taxes.

Revenue recognition

Our revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate our software into their own products for distribution, retail distributors, retail customers and directly to end users. We record revenue generated from

INTERVIDEO, INC.

these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when:

•	Evidence of an arrangement exists;

•	Delivery of the software has occurred;

•	The fee is fixed or determinable; and

•	Collectibility is probable.

Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sale into the OEM’s sales channel partners or sell through to the OEM’s end customers. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products sold by the OEMs to end customers or to the OEM’s sales channel partners. We do not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners. Accordingly, under such agreements we do not defer any revenue, as we no longer have an obligation once an OEM’s products have been shipped from the OEM to the OEM’s sales channel partners or to an OEM’s end customer. Under certain other agreements, where the OEM is granted PCS including upgrades, revenue is recognized ratably over the shorter of the contractual PCS period or estimated life of the product In general, we consider the estimated life of our products to be three years.

Typically, our OEM customers do not have the right to claim a credit or refund for returns from the OEM’s sales channel partners or end customers back to the OEM. However, in the few instances where we have granted our OEM customers with the right to claim a refund or credit to a certain percentage cap, we defer revenue based on the contractual return cap until we are able to establish a reliable and reasonable returns estimate based on historical returns activity that is specific to the respective sales channel, product line or country.

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

In addition to the per unit license fees discussed above, certain OEM agreements also include prepaid license fees and/or non-recurring engineering (“NRE”) service fees primarily for porting our software to the OEM’s hardware and software configurations. Since we provide when and if available upgrade rights to our OEM customers on the products they have licensed from the point when they receive the product until the point when they have sold the product to their sales channel partners or end customers, any prepaid license fees are recognized based on actual shipments after the upgrade rights have lapsed. The NRE service fees are recognized upon completion and acceptance of the NRE service. In agreements where we have sold PCS or where there are additional undelivered elements, such as NRE service fees, we defer all of the revenue until the additional undelivered elements are accepted and the only undelivered element is PCS. Once the only undelivered element is PCS, we recognize the entire arrangement fee over the PCS period.

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

We have begun selling licenses of our products to corporations and other businesses in the United States. This corporate licensing program is generally conducted either directly between InterVideo and the licensee or through a reseller. For these sales we do not provide the licensee a right to return the product once it has been delivered and we do not provide support or upgrade rights to that licensee. We currently recognize revenue for these sales upon confirmation of delivery or acceptance of the product.

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

Accounting for Acquisitions

Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and restructuring expenses. In recording the Ulead acquisition during the quarter, significant judgment was required in estimating:

•	valuation of deferred revenue,

•	valuation of intangible assets and acquired in-process research and development,

Changes to purchase price estimates, prior to the completion of the final purchase price allocation, are reflected as adjustments to goodwill and/or other acquired assets. Subsequent adjustments are reflected in our results of operations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

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

INTERVIDEO, INC.

Results of Operations – Comparison of the three and six months ended June 30, 2005 and 2004 (unaudited).

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
As a percentage of revenue:
Revenue	100%	100%	100%	100%

Cost of revenue	40	46	41	44

Gross profit	60	54	59	56

Operating expenses:
Research and development	20	16	17	14
Sales and marketing	19	16	16	15
General and administrative	14	12	14	10
Stock-based compensation	—	—	—	1
In-process research and development	17	—	10	—

Total operating expenses	70	44	57	40

Income (loss) from operations	(10)	10	2	16
Other income (expense), net	(4)	1	(1)	1

Income (loss) before income taxes	(14)	11	1	17
Minority interests	1	—	1	—

Provision for income taxes	2	4	5	6

Net income (loss)	(15)%	7%	(3)%	11%

The following describes certain line items in our statement of operations:

Revenue: Revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate our software into their own products for distribution, retail distributors, retail customers and directly to end users or businesses.

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

INTERVIDEO, INC.

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

General and administrative expenses: General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees, including legal and accounting fees.

Stock-based compensation expenses: Deferred stock-based compensation is recorded when options are granted with exercise prices less than the fair market value of the underlying common stock. Stock-based compensation expenses are recognized as deferred stock-based compensation is amortized on an accelerated basis over the vesting period of the related options, which is generally four years.

In-process research and development: In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternate future use as of the acquisition date of Ulead.

Other income (expense), net: Other income, net consists primarily of interest earned on our cash and cash equivalent balances and realized gains and losses on investments offset by other expenses.

Comparison of the Three Months and Six Months Ended June 30, 2005 and 2004

Revenue (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Revenue	27,606	16,704	65%	49,510	35,525	39%

Revenue increased 65% to $27.6 million for the three months ended June 30, 2005 from $16.7 million for the three months ended June 30, 2004 with Ulead accounting for approximately 77% of this increase. OEM product sales increased 36% to $19.0 million for the three months ended June 30, 2005 from $14.0 million for the three months ended June 30, 2004 and accounted for approximately 69% of total revenue for the three month period ended June 30, 2005 and 84% for the three month period ended June 30, 2004. Web and retail sales increased 218% to $8.6 million for the three months ended June 30, 2005 from $2.7 million for the three months ended June 30, 2004. Ulead revenue accounted for approximately 56% of the increase in OEM revenue and 96% of the increase in web and retail sales for the three months ended June 30, 2005. We derived a substantial portion of our revenue from a small number of customers. For the three months ended June 30, 2005, our three largest customers accounted for 44% of our revenue, with HP accounting for 24% of our revenue, Softbank Commerce accounting for 11% of our revenue and Toshiba accounting for 9% of our revenue. In the three months ended June 30, 2004 two customers accounted for 37% of our revenue with HP accounting for 24% of our revenue and Toshiba accounting for 13% of our revenue. Sales outside the United States accounted for 57% of our revenue for the three months ended June 30, 2005 with Ulead representing approximately 44% of this amount. Sales outside of the United States were 49% of our revenue for the three months ended June 30, 2004. The growth in revenue for the three months ended June 30, 2005 over the same period in the prior year reflects increased revenue from our WinDVD product sales of 2% representing 45% of our total revenue and an increase of 48% in sales of our non-WinDVD and non-Ulead products, which include WinDVD Creator, WinCinema, WinDVR and InterVideo DVD Copy. This increase in revenue is largely the result of increases in volume shipments for the respective products.

INTERVIDEO, INC.

For the six months ended June 30, 2005, including Ulead, revenue increased 39% to $49.5 million as compared to $35.5 million for the six months ended June 30, 2004. This increase was partly attributable to our OEM product sales, which increased 27% to $37.8 million for the six months ended June 30, 2005 from $29.8 million for the six months ended June 30, 2004. Web and retail sales increased 105% to $11.7 million for the six months ended June 30, 2005 from $5.7 million for the six months ended June 30, 2004. This overall revenue increase for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 reflects 41% growth in WinDVD Creator, InstantON, InterVideo DVD Copy and other product offerings, excluding WinDVD and Ulead revenue. Revenue from our WinDVD product was relatively flat for the six months ended June 30, 2005 as compared with the same period of a year ago. Included in the six months ended June 30, 2004 is approximately $600,000 representing the recognition of previously deferred revenue as a result of changes in contractual agreements. We derived a substantial portion of our revenue from a small number of customers. For the six months ended June 30, 2005, our two largest customers accounted for 39% of our revenue, with HP accounting for 29% of our revenue and Toshiba accounting for 10% of our revenue. In the six months ended June 30, 2004 these same two customers accounted for 35% of our revenue with HP accounting for 22% of our revenue and Toshiba accounting for 13% of our revenue. We expect our revenue from HP to decline beginning in the fourth quarter of 2005 and into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. A significant decrease in revenue from HP, or the loss of any of our large customers without an increase in sales from other customers, would reduce our revenue and gross profit and otherwise harm our business. In addition, sales outside the United States accounted for 50% of our revenue for the six months ended June 30, 2005 and 48% of our revenue for the six months ended June 30, 2004.

During the second quarter of 2005, we announced two agreements with Microsoft Inc. pursuant to which (i) we will be the provider of DVD playback software for the Xbox 360™ video game and entertainment system from Microsoft Inc. and (ii) we granted to Microsoft Inc. a worldwide right and license to use, copy, create derivative works of, publicly perform or display, import, broadcast, transmit, offer to sell, sell, have sold, rent, lease, lend, transfer or otherwise distribute certain key components of our DVD, audio and video decoding technology. We expect these agreements will generate significant revenue over the next several quarters.

Cost of revenue (Unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Cost of revenue	10,922	7,719	41%	20,094	15,653	28%
Percentage of total revenue	40%	46%		41%	44%

Cost of revenue increased to $10.9 million, or 40% of revenue, for the three months ended June 30, 2005 from $7.7 million, or 46% of revenue, for the three months ended June 30, 2004. For the six months ended June 30, 2005, cost of revenue increased 28% to $20.1 million as compared to $15.7 million for the six months ended June 30, 2004. The increase in absolute dollars for both the three and six month periods ended June 30, 2005 was primarily due to cost of revenue from Ulead operations and overall increased unit sales. The decrease as a percentage of revenue was largely due to the lower per unit costs as a percentage of revenue on Ulead product sales offset somewhat by an overall decline in selling prices of our WinDVD products and an increase in per unit royalties paid to Dolby Laboratories.

Cost of revenue in absolute dollars will continue to be impacted by per unit costs of royalties. We expect that cost of revenue as a percentage of revenue will be impacted favorably by the integration and growth of Ulead product sales that complaint our own and the introduction of our newer, higher margin products offset by continued price erosion in our WinDVD sales to our OEM customers.

INTERVIDEO, INC.

Gross profit (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Gross profit	16,684	8,985	86%	29,416	19,872	48%
Percentage of total revenue	60%	54%		59%	56%

Gross profits were 60% of revenue for the three months ended June 30, 2005 as compared to 54% for the three months ended June 30, 2004. The increase reflects the sale of higher margin Ulead products and an increase in revenues from other products that typically enjoy higher gross profits. These increases were offset somewhat by the lower average selling prices of our WinDVD products to our major OEM customers, an increase in per unit royalties paid to Dolby Laboratories and higher amortization of intangible assets associated with the acquisition of Ulead.

For the six months ended June 30, 2005, gross profits were $29.4 million or 59% of revenue as compared with $19.9 million or 56% of revenue for the six months ended June 30, 2004. The increase reflects the sale of higher margin Ulead products and an increase in revenues from other products that typically enjoy higher gross profits. These increases were offset somewhat by the lower average selling prices of our WinDVD products to our major OEM customers, an increase in per unit royalties paid to Dolby Laboratories. Also reflected in the gross profits for the six month period ended June 30, 2004 was the aforementioned recognition of approximately $600,000 of previously deferred revenue as a result of changes in contractual arrangements wherein the related product costs were recorded in an earlier period.

We expect that the full integration of the Ulead products into our product mix and the continued movement of our InterVideo product sales toward higher margin products will continue to have a favorable impact on gross profits. However, increased revenue through our OEM channels and from the sale of our products through other software and internet companies at lower margins will somewhat offset these higher margins.

Research and development expenses (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Research and development expenses	5,427	2,608	108%	8,437	4,897	72%
Percentage of total revenue	20%	16%		17%	14%

Research and development expenses were $5.4 million, or 20% of revenue, for the three months ended June 30, 2005 and $2.6 million, or 16% of revenue, for the three months ended June 30, 2004. This increase in absolute dollars and as a percentage of revenue reflects an increase of $2.2 million as a result of increased headcount associated with the acquisition of Ulead and $655,000 in increased payroll and payroll related expenses due to increased research and development headcount in Taiwan and China. These increases were partially offset by a decrease in spending on outside consulting, professional services and related fees of $131,000 largely due to a decrease in legal fees. Included in the Ulead research and development expenses for the three months ended June 30, 2005 are $154,000 related to reduction in force activities in conjunction with the acquisition. The overall increase as a percentage of revenues is primarily a result of the increased headcount with the Ulead acquisition without a proportionate increase in revenues for the period.

For the six months ended June 30, 2005, research and development expenses were $8.4 million or 17% of revenue as compared with $4.9 million or 14% of revenue for the six months ended June 30, 2004. In addition to the increase in research and development expenses attributable to the Ulead acquisition, this increase also reflects $1.1 of additional payroll and payroll related expenses due to increased research and development headcount in our Asian facilities, an increase of $129,000 of facilities and related costs mainly due to expanded operations in Asia and an increase in travel expenses of $142,000. These increases were offset by a decrease in spending on outside consulting, professional services and related fees of $179,000 largely due to a decrease in legal fees.

INTERVIDEO, INC.

We believe that a significant level of research and development expenses will be required for us to remain competitive, and, as a result, we expect these expenses to continue to increase in absolute dollars in the future while remaining relatively consistent with the six month period as a percentage of revenue.

Sales and marketing expenses (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Sales and marketing expenses	5,306	2,713	96%	8,057	5,471	47%
Percentage of total revenue	19%	16%		16%	15%

Sales and marketing expenses increased to $5.3 million, or 19% of revenue, for the three months ended June 30, 2005 from $2.7 million, or 16% of revenue, for the three months ended June 30, 2004. The amount for the period ended June 30, 2005 includes $2.8 million as a result of the Ulead acquisition, including $138,000 associated with reduction in force activities. Additionally, an increase in outside contractor fees of $111,000 primarily in Japan was partially offset by a $91,000 decrease in commissions paid to external sales representatives and a $133,000 decrease in advertising, promotional tradeshow and related travel expenses due to the timing and scheduling of trade shows. The increase as a percentage of revenue is primarily attributable to the increase in expenses from the Ulead acquisition without a proportionate increase in revenue.

For the six months ended June 30, 2005, sales and marketing expenses were $8.1 million or 16% of revenue as compared to $5.5 million or 15% of revenue. In addition to the increase attributable to the Ulead acquisition in the six months ended June 30, 2005, outside contractor fees, primarily in Japan, increased by $126,000. These increases were offset by a $135,000 decrease in commissions paid to external sales representatives, a $75,000 decrease in advertising, promotional tradeshow and related travel expenses due to the timing and scheduling of trade shows and a $68,000 decrease in payroll and payroll related expenses due to some shifting of personnel to lower cost regions,

We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence in conjunction with the coordinated marketing efforts of the combined InterVideo and Ulead entities. Therefore, we expect sales and marketing expenses to increase in absolute dollars in the future as we seek to further establish our retail presence.

General and administrative expenses (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
General and administrative expenses	3,946	1,975	100%	6,835	3,680	86%
Percentage of total revenue	14%	12%		14%	10%

General and administrative expenses increased to $3.9 million, or 14% of revenue, for the three months ended June 30, 2005 from $2.0 million, or 12% of revenue, for the three months ended June 30, 2004. The amount for the period ended June 30, 2005 includes $1.4 million as a result of the Ulead acquisition, including $222,000 associated with reduction in force activities, as well as increases in payroll and payroll related costs of $496,000 due to increases in headcount primarily in the United States and Taiwan operations and audit, legal and other professional fees of $372,000 related to our annual report filings. These increases were partially offset by a decrease in outside consulting fees of $226,000 primarily because of the reduction in consulting hours required for Sarbanes-Oxley compliance in the current period.

INTERVIDEO, INC.

For the six months ended June 30, 2005, general and administrative expenses were $6.8 million or 14% of revenue as compared to $3.7 million or 10% of revenue for the six months ended June 30, 2004. In addition to the increase in general and administrative expenses attributable to the Ulead acquisition of $1.4 million, the amount for the six months ended June 30, 2005 includes increases in payroll and payroll related costs of $751,000 due to increases in headcount primarily in the United States and Taiwan operations, audit, legal and other professional fees of $833,000 related to our annual report filings and Sarbanes-Oxley compliance efforts and $148,000 in outside consulting fees also related to Sarbanes-Oxley compliance efforts.

We expect general and administrative expenses to increase in absolute dollars as we build our infrastructure to support our anticipated growth and operations with the combined InterVideo and Ulead entities and as we incur increased legal expenses to defend and protect our intellectual property position. However, we expect these increases will be offset somewhat as our expenses related to Sarbanes-Oxley compliance decrease in future periods.

Stock-based compensation expenses (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Stock-based compensation expenses	27	74	(64)%	67	149	(55)%
Percentage of total revenue	—%	—%		—%	1%

Stock-based compensation expenses decreased to $27,000 for the three months ended June 30, 2005 from $74,000 for the three months ended June 30, 2004.

For the six months ended June 30, 2005, stock-based compensation expenses decreased to $67,000 from $149,000 for the six months ended June 30, 2004.

In 2005, we have continued to grant our stock options at exercise prices equal to the fair market value of our common stock on the date of grant, and therefore no additional deferred stock-based compensation has been recorded. Additionally, employee terminations have further reduced the amount being amortized. Accordingly, we expect stock-based compensation expenses to continue to decrease through the remainder of 2005.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), ”Share Based Payments” (“SFAS No. 123R”), which is a revision of SFAS No. 123 and supersedes APB No. 25 and will require us to calculate and record in the income statement the cost of equity instruments, such as stock options awarded to employees for services received which we have previously disclosed as pro forma information in the Notes to the Consolidated Financial Statements. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted (with certain exceptions) and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. On April 14, 2005, the Securities and Exchange Commission (SEC) announced a delay of up to six months in the effective date of SFAS 123R and, as such, the statement will be effective beginning with the first quarter of our fiscal year 2006. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods but it is expected that the impact will increase our stock-based compensation expenses once it has been adopted.

In-Process Research and Development (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
In-process research and development	4,800	0	N/A	4,800	0	N/A
Percentage of total revenue	17%	—%		10%	—%

During the three and six month periods ended June 30, 2005, a $4.8 million charge to operating expenses was incurred in connection with the Ulead acquisition because we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed.

INTERVIDEO, INC.

Other income (expense), net (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Other income (expense), net	(1,010)	262	(486)%	(712)	435	(264)%
Percentage of total revenue	(4)%	1%		(1)%	1%

Other income (expense), net decreased to a loss of $1.0 million for the three months ended June 30, 2005 from income of $262,000 for the three months ended June 30, 2004.

For the six months ended June 30, 2005, other income (loss), net decreased to a loss of $712,000 from income of $435,000 for the six months ended June 30, 2004.

The three and six months ended June 30, 2005 includes a $267,000 loss from Ulead which includes a $355,000 charge for foreign currency translation losses offset by $91,000 in rental income, a $297,000 realized loss from the liquidation of short term investments for purposes of generating cash for the purchase of Ulead and the $672,000 write-off of the Master Integrated Appliances Co., Ltd. long-term investment. These amounts are offset primarily by interest income of $239,000 and $551,000 for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004 other income (expense), net consisted primarily of interest income earned on our cash and cash equivalent balances.

Provision for income taxes (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
Provision for income taxes	612	747	(18)%	2,283	2,377	(4)%
Percentage of total revenue	2%	4%		5%	6%

We recorded a provision for income taxes of $612,000 and $2.3 million for the three and six months ended June 30, 2005, respectively as compared to $747,000 and $2.4 million for the three and six months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 differs from the statutory federal rate primarily due to the in-process research and development charge, state taxes, net of federal benefit, difference between federal and foreign tax rates and foreign withholding taxes.

Liquidity and Capital Resources

During the six months ended June 30, 2005, cash, cash equivalents and short-term investments decreased by $3.6 million to $71.0 million, representing 49% of our total assets. Included in this amount is cash, cash equivalents and short-term investments from the acquisition of Ulead of $26.0 million. Our cash, cash equivalents and short-term investments totaled $74.6 million at December 31, 2004 and represented 73% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit.

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2005. Net loss of $1.5 million was adjusted for depreciation and amortization of $1.6 million, non-cash investment loss of $1.1 million, the write-off of in-process research and development of $4.8 million, stock-based compensation of $67,000, provision for doubtful accounts of $129,000, decreases in prepaid expenses and other current assets of $511,000 and an increase in deferred revenue of $3.7 million. These amounts were offset by the minority interest in losses of subsidiary of $296,000, increases

INTERVIDEO, INC.

in accounts receivable of $5.7 million and other assets of $777,000 and a decrease in accrued liabilities and income taxes payable of $454,000. The adjustment for depreciation and amortization includes $565,000 for amortization of intangible assets arising primarily as a result of the Ulead acquisition. Non-cash investment loss includes $672,000 write-off of a long term investment and $295,000 realized loss on the sale of securities in connection with the acquisition of Ulead. The write-off of in-process research and development represents a charge to operating expenses in conjunction with the Ulead acquisition whereby we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The decrease in prepaid expenses and other current assets includes $270,000 of amortization of directors’ and officers’ insurance premiums and a decrease in deferred costs related to the realization of deferred retail revenue of $294,000. The increase in deferred revenue and accounts receivable is primarily due to the Microsoft, Inc. agreement signed during the quarter. The remaining increase in accounts receivable is primarily due to Ulead accounts receivable changes since the acquisition. The decrease in accrued liabilities and income taxes payable includes a decrease in the license royalty accrual of $568,000 and a decrease in income taxes payable of $396,000. Offsetting these decreases are increases in accrued professional service fees related to the Ulead acquisition of $563,000.

As part of the purchase price allocation, we acquired assets and assumed liabilities for a total purchase price of $42.8 million as of the date of the acquisition that did not impact the post acquisition cash flows.

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

Net cash provided by investing activities was $2.4 million for the six months ended June 30, 2005 primarily due to proceeds from the sale and maturities of short-term investments in the amount of $39.8 million which included $32.0 million related to the Ulead acquisition in addition to normal investment activities. This amount was offset by the use of $22.7 million, net of $13.6 million in cash acquired, to execute the Ulead tender offer. Additionally, we used $13.7 million in the purchase of short-term investments and $863,000 for the purchase of property and equipment

Net cash used in investing activities was $16.3 million for the six months ended June 30, 2004 due to purchases of short-term investments, net of proceeds from maturities of short-term investments of $13.9 million and purchases of property and equipment of $664,000, which was largely attributable to the implementation of our new ERP system, and expanded operations in Asia. Additionally, we invested $1.7 million in two private companies in Taiwan.

Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2005 as a result of proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $2.7 million, including $847,000 attributable to Ulead stock plans, and proceeds from the repayment of employee notes receivables of $235,000 offset by the use of $671,000 for the repurchase of common stock. Cash used in financing activities was $1.4 million for the six months ended June 30, 2004 as a result of $2.6 million used for the repurchase of common stock offset by $1.2 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans.

We currently have no significant commitments for capital expenditures, but we expect to spend approximately $1 million to $2 million on capital expenditures in 2005, which will include the upgrading and expansion of our world-wide facilities. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems. We have future lease commitments for buildings under non-cancelable operating leases through 2010. We have no other debt obligations.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We have used a total of $42 million to acquire a controlling interest in Ulead, including $32.6 million in April 2005, and we may continue to spend more cash to acquire additional shares of Ulead or to fund other acquisition activities. To the extent that our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we will need to raise additional funds. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. If we raise funds through an equity financing, it may have a dilutive effect on our existing stockholders. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us. In addition, although we have no present understandings, commitments or agreements with respect to any acquisitions of other businesses, services, products or technologies, we may from time to time evaluate potential acquisitions. These acquisitions may increase our capital requirements and reduce your percentage ownership in us.

Off Balance Sheet Arrangements

As of June 30, 2005, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

The market for our products is characterized by rapid changes in technology. Demand for our products depends on our ability to maintain competitive pricing and to provide new or improved products that keep up with changes in technology. Any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. The market for software-based digital video and audio solutions for incorporation in products in the PC and consumer electronics industries is rapidly evolving, and it is difficult to forecast the future growth rate, if any, or size of the market for our products. For example, our future growth will depend on our ability to compete in emerging and rapidly growing markets, such as multimedia home networking, high definition DVD, Blu-ray Disc and multimedia mobile phone markets. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. In addition, our acquisition of a controlling interest in Ulead has made it more difficult to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue and are, to a large extent, fixed. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would harm our operating results.

We expect our operating results to fluctuate on an annual and quarterly basis, which may result in volatility of our stock price.

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	entering into contracts with customers that result in non-recurring revenue;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets, which may result in our loss of business;

•	decisions to acquire other companies, including non-accretive or non-synergetic results from the acquisition of Ulead;

•	increases in third party license fees, such as the increase in royalties paid to Dolby;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

INTERVIDEO, INC.

•	declines in selling prices of our products to our OEM or other customers;

•	market acceptance of new products developed by us, such as our InstantOn product;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the legal costs incurred to protect our intellectual property rights and settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries; and

•	changes in accounting regulations that will require us to expense stock options.

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

We have created, and intend to continue to create, new software and software bundles such as WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy, MediaOne and InstantON. Our recent acquisition of a controlling interest in Ulead is expected to accelerate this trend with the addition of their products, including PhotoImpact, VideoStudio, DVD Movie Factory, DVD Workshop and Media Studio Pro. These products contain advanced features and functionality that have required and may continue to require us to provide an increased level of end-user support. In the future, as these new products become more complex, we may also be obligated to provide additional support to our OEM customers to bundle our software with their products. These potential increases in OEM and end-user support obligations could require us to defer both license and PCS revenues to future periods, which could harm our operating results and adversely impact our ability to accurately forecast revenue.

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

INTERVIDEO, INC.

We may not achieve profitability on a quarterly or annual basis.

We incurred a net loss of $4.1 million for the quarter ended June 30, 2005. As of June 30, 2005, we had retained earnings of $5.0 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. These expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not achieve profitability on a quarterly or annual basis in the future.

We may not be successful in addressing problems encountered in connection with our acquisition of a controlling interest in with Ulead or any other acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.

On April 20, 2005, we acquired a controlling percentage of the issued shares of Ulead. We have limited experience in acquiring businesses and technologies, including businesses with international operations. The transaction with Ulead is our largest acquisition to date. The transaction with Ulead and any other proposed or completed acquisitions and investments involve numerous risks, including:

•	unanticipated developments or events concerning the financial condition, assets, liabilities, operations, business or prospects of Ulead might arise;

•	unanticipated costs associated with the transaction including issues associated with complicated cross-border transactions;

•	adverse effects on existing business relationships with suppliers and customers;

•	diversion of management’s attention from our core business including international travel to Taiwan;

•	customer acceptance of new technology or product offerings from the Ulead business;

•	problems maintaining internal accounting and disclosure controls and procedures and other uniform standards or policies with a company that was not subject to U.S. generally-accepted accounting principles or disclosure requirements prior to the consummation of the transaction and that has operations outside of the United States;

•	problems integrating the operations, personnel, technologies or products of the companies;

•	challenges in providing accurate financial forecasts;

•	conflicts of interest issues that might arise between InterVideo and Ulead as a majority-owned subsidiary; and

•	potential loss of key management, engineers and other employees.

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

INTERVIDEO, INC.

be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities.

If Microsoft develops or licenses digital video and audio solutions that compete directly with ours, our business could suffer.

Microsoft currently offers products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. During the second quarter of 2005, we granted to Microsoft, Inc. a worldwide right and license to use, copy, create derivative works of, publicly perform or display, import, broadcast, transmit, offer to sell, sell, have sold, rent, lease, lend, transfer or otherwise distribute certain key components of our DVD, audio and video decoding technology. If Microsoft develops or licenses digital video and audio solutions that compete directly with ours and incorporates the solutions into its operating system, or otherwise changes its operating system to render our products incompatible, our business could be harmed.

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

Historically, our revenue growth has been achieved in large part due to sales of our WinDVD product to new, large PC OEM customers. More recently, we have derived an increasing percentage of our revenue from sales of our non-WinDVD products, which include WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and our InstantON product, and from retail sales as a result of the Ulead transaction. Because there is only a limited number of potential new, large PC OEM customers for our products, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs and PC peripherals manufacturers and from sales to smaller regional PC OEMs and directly to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will take more time and effort to penetrate, our revenue may grow at a slower rate than historically. Additionally, if the rate of such expansion via retail channels and our website proceeds slower than we anticipate, our financial position could be adversely affected.

We depend substantially on our relationships with HP and a small number of PC OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to HP and a small number of PC OEMs. For the quarter ended June 30, 2005, our two largest OEM customers accounted for 33% of our revenue, with HP accounting for 24% and Toshiba accounting for 9% of our revenue during that period. However, we expect our revenue from HP to decline beginning in the fourth quarter of 2005 and into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. A significant decrease in revenue from HP, or the loss of any of our large customers without an increase in sales from other customers, would reduce our revenue and gross profit and otherwise harm our business.

We expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a significant decrease in revenue from any of these customers, including HP, would reduce our revenue and gross profit or otherwise harm our business. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline.

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

While we have taken steps to remediate the identified material weaknesses during the first six months of 2005, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses in next year’s annual assessment. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. We are currently unable to determine whether any of the material weaknesses identified in this report will be remediated by the end of fiscal 2005, and if they are not, we may be required to report in our Annual Report on Form 10-K for fiscal 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties

INTERVIDEO, INC.

encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

Existing copyright, trademark and trade secret laws and license and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and policing the unauthorized use of our products is difficult. Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue. Infringement claims and lawsuits would likely be expensive to resolve and would require management’s time and resources and, therefore, could harm our business. In addition, legal actions to enforce our intellectual property rights may be expensive, distract management, and ultimately prove unsuccessful.

We have derived a majority of our revenue from the sale of our WinDVD product to PC OEMs, and these customers may not continue to purchase this product or we may fail to attract new customers for this product.

We derived 45% and 53% of our revenue for the three and six months ended June 30, 2005 and 73% and 76% of our revenue for the three and six months ended June 30, 2004 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a significant portion of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

Slow growth, or negative growth, in the PC industry could reduce demand for our products and reduce our gross profit.

Our revenue depends in large part on the demand for our products by PC OEMs. The PC industry has experienced slow or negative growth in the recent past due to general economic slowdowns, market saturation and other factors. If slow growth in the PC industry continues or negative growth occurs, demand for our products may decrease. Furthermore, if a reduction in demand for our products occurs, we may not be able to reduce expenses commensurately, due in part to the continuing need for research and development. Accordingly, continued slow growth or negative growth in the PC industry could reduce our gross profit.

Our success in generating revenue depends on the growth of the use of software solutions in the PC and consumer electronics industries.

Our continued success in generating revenue depends on growth in the use of software solutions to add features and functionality to PCs and CE devices. Our software is currently used primarily in PCs, and we expect it to be useful for CE products. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which software products such as ours will be used in these markets in the future. Their market acceptance may be impacted by the performance, cost and availability of semiconductors that perform similar functions and the level of copy protection that can be attained and maintained in software products. Our success in generating revenue in these markets will depend on increased adoption of software solutions based on the same standards as ours. If the PC and consumer electronics markets adopt software solutions more slowly than we expect, or if content providers are dissatisfied with the level of copy protection available in software products our business would likely suffer.

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

INTERVIDEO, INC.

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

Our primary competitors are Adobe Systems Incorporated, Cyberlink Corporation, Pinnacle Systems, Inc. and Sonic Solutions, Inc. Additional competitors are likely to enter our industry in the future. We also face competition from the internal research and development departments of other software companies and PC and CE manufacturers, including some of our current customers. Some of our customers have the capability to integrate their operations vertically by developing their own software-based digital and audio solutions or by acquiring our competitors or the rights to develop competitive products or technologies, which may allow these customers to reduce their purchases or cease purchasing from us completely. Operating system providers with an established customer base, such as Microsoft, already offer products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. During the second quarter of 2005, we granted to Microsoft, Inc. a worldwide right and license to use, copy, create derivative works of, publicly perform or display, import, broadcast, transmit, offer to sell, sell, have sold, rent, lease, lend, transfer or otherwise distribute certain key components of our DVD, audio and video decoding technology. If Microsoft or other operating system providers develop or license digital video and audio solutions that compete directly with ours and incorporate the solutions into their operating systems, our products could lose market share.

We expect our current competitors to introduce similar or improved products at lower prices, and we will need to do the same to remain competitive. For example, we expect revenues from Dell to decline in successive quarters with the possibility of no revenue from Dell in the future periods, because our current portion of their business is moving to one of our competitors. Further, we expect our revenue from HP to decline beginning in the fourth quarter of 2005 and into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. We may not be able to compete successfully against either current or future competitors with respect to new or improved products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

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

Our success depends on our ability to effectively manage the growth of our operations, including successfully integrating the operations of Ulead. We cannot be certain that our current cost structure is appropriate for the level of revenue that we generate. Furthermore, we expect to increase the scope of our operations in the future. To manage the growth of our operations and personnel, we will need to improve our operational and financial systems, procedures and controls as well as hire additional qualified personnel. Our current and planned systems, procedures and controls may not be adequate to support our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational systems and controls could harm our relationships with customers, reputation and brand.

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

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because of the timing of our recognition of revenue associated with the sale of our products to OEMs, we expect this seasonality to have a positive effect on our revenue and

INTERVIDEO, INC.

operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of each year. We expect our recent acquisition of a controlling interest in Ulead will impact this trend in future periods because a substantial portion of their revenues are derived from web and retail sales which are typically recognized in the period in which they occur. Our retail sales is expected to increase as a percentage of our revenue as a result of the Ulead transaction, which would also result in greater seasonality in our results of operations.

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

Our international operations accounted for 57% and 50% of our revenue for the three and six months ended June 30, 2005 and 49% and 48% of our revenue for the three and six months ended June 30, 2004, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

Foreign currency risk

A substantial portion of our revenue is denominated in U.S. dollars. We may, however, begin denominating revenue from selected international markets in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. We will continue to monitor our exposure to currency fluctuations and in the future, we may use economic hedging techniques to minimize the effect of these exchange rate fluctuations that may harm our financial results. For the quarter ended June 30, 2005, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

INTERVIDEO, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Due to the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) described below, have not been remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

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

In making our assessment of the internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 and March 31, 2004. At June 30, 2005, the Company determined that all material weaknesses have not yet been remediated

INTERVIDEO, INC.

Changes in Internal Control over Financial Reporting

During the second quarter of 2005, we have taken the following steps to remediate the material weaknesses identified above:

•	We have completed and implemented the revised contract review process by specifically identifying key positions throughout the Company that are accountable for providing timely input and comments on all contractual documents. The contract administrator that was hired in the first quarter of 2005 is monitoring and tracking all contracts and ensuring that such contracts, including licensing agreements, are properly and timely reviewed by all appropriate personnel. This revised process has been fully documented and provided to the relevant employees.

•	We have successfully implemented the parameters outlined in the engagement letter, which was signed during the first quarter of 2005, enhancing the communications between us and our external tax service provider. These enhancements have included frequent discussions and regular dissemination of pertinent information to ensure the service provider’s knowledge of our business is current in order that appropriate guidance can be provided to our management. Additionally, several members of management have participated in tax education seminars offered by our service provider and other external sources.

•	Under the direction of our Director of Information Technology, we have completed the implementation of limitations over user access to certain applications and modules within our information systems to more appropriately segregate certain individuals’ authority in a manner consistent with their respective roles and responsibilities. We have also developed a user and job function matrix to clearly identify and limit specific application user access consistent with the roles and responsibilities of a given job function. Additionally, we have purchased and implemented a software tool that allows for the monitoring of our critical application environment including databases, application functions, scheduled processes and the overall system environment. This tool provides us with an audit trail and log of any unauthorized access to our systems as well as notification when an unauthorized change within these systems occurs.

INTERVIDEO, INC.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 9, 2005. At the meeting, the following proposals received the votes listed below:

Proposal I. Election of Directors, Henry Shaw and Joseph Zaelit, for three-year terms expiring 2008.

	Henry Shaw	Joseph Zaelit
Votes for:	11,898,788	11,936,088
Votes withheld:	170,167	132,867

The Company’s Board of Directors is currently comprised of five members.

Proposal II. Approval of ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 2005.

Votes for:	12,042,522
Votes against:	26,233
Abstentions:	200

INTERVIDEO, INC.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 are as follows:

Exhibit footnote	Exhibit Number	Description
(a)	3.1	Certificate of Incorporation

(b)	3.2	Bylaws

(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	10.1+	DVD Playback Technology License Agreement with Microsoft Corporation dated June 28, 2005.

(d)	10.2	Management Bonus Plan

	31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Exhibit 3.2 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(d)	Filed as Exhibit 10.1 to our Form 8-K filed on May 6, 2005 and incorporated herein by reference.
+	Confidential treatment requested for certain portions of agreement.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005

InterVideo, Inc.
(Registrant)

By:	/s/ STEVE RO
Steve Ro
Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH
Randall Bambrough
Chief Financial Officer

INTERVIDEO, INC.

EXHIBIT INDEX

Exhibit footnote	Exhibit Number	Description
(a)	3.1	Certificate of Incorporation

(b)	3.2	Bylaws

(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	10.1+	DVD Playback Technology License Agreement with Microsoft Corporation dated June 28, 2005.

(d)	10.2	Management Bonus Plan

	31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Exhibit 3.2 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrants S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(d)	Filed as Exhibit 10.1 to our Form 8-K filed on May 6, 2005 and incorporated herein by reference.
+	Confidential treatment requested for certain portions of agreement.