Form 10-Q
period 2005-09-30
INTERVIDEO INC
filed 2005-11-14
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On November 8, 2005, the Registrant had 13,986,329 shares of common stock outstanding, $0.001 par value per share.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,384	$27,410
Short-term investments	40,935	47,177
Accounts receivable, net of allowance for doubtful accounts of $553 and $215, respectively	13,307	5,660
Deferred tax assets	723	256
Inventory	2,298	444
Held for sale assets	19,500	—
Prepaid expenses and other current assets	3,809	2,136

Total current assets	111,956	83,083

Property and equipment, net	3,792	2,606
Goodwill	2,452	1,018
Other purchased intangible assets	13,918	83
Deferred tax assets	5,683	5,446
Other assets	4,670	9,539

Total assets	$142,471	$101,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,634	$1,098
Accrued liabilities	17,282	13,462
Deferred revenue	8,194	4,002

Total current liabilities	28,110	18,562

Long term liabilities:
Deferred tax liabilities	6,228	—
Other long term liabilities	1,407	—

	7,635	—

Minority interest	23,949	—

Stockholders’ equity:
Common stock, $0.001 par value: 150,000 shares authorized; 13,962 and 13,661 shares issued and outstanding, respectively	14	14
Additional paid-in capital	74,890	76,498
Notes receivable from stockholders	(570)	(830)
Deferred stock-based compensation	(8)	(95)
Accumulated other comprehensive income	1,025	1,121
Retained earnings	7,426	6,505

Total stockholders’ equity	82,777	83,213

Total liabilities and stockholders’ equity	$142,471	$101,775

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$29,002	$18,510	$78,512	$54,035
Cost of revenue	9,319	8,245	28,849	23,798
Amortization of intangible assets	611	50	1,176	150

Gross profit	19,072	10,215	48,487	30,087

Operating expenses:
Research and development	6,272	2,380	14,709	7,276
Sales and marketing	5,367	2,299	13,424	7,771
General and administrative	4,025	3,085	10,860	6,764
Acquired in-process research and development	—	—	4,800	—
Stock-based compensation (1)	3	77	70	226

Total operating expenses	15,667	7,841	43,863	22,037

Income from operations	3,405	2,374	4,624	8,050

Other income, net of expenses	831	211	119	645

Income before income taxes	4,236	2,585	4,743	8,695

Provision for income taxes	(2,060)	(1,275)	(4,342)	(3,652)

Minority Interest	224	—	520	—

Net income	$2,400	$1,310	$921	$5,043

Net income per share:
Basic	$0.17	$0.10	$0.07	$0.38

Diluted	$0.16	$0.09	$0.06	$0.33

Number of shares used in net income per share calculation:
Basic	14,046	13,436	13,940	13,354

Diluted	15,382	15,274	15,400	15,352

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Research and development	$5	$25	$28	$81
Sales and marketing	(7)	24	17	39
General and administrative	5	28	25	106

Total stock-based compensation expenses	$3	$77	$70	$226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$921	$5,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,453	885
Deferred taxes	—	(71)
Acquired in-process research and development	4,800	—
Minority interest in loss	(520)	—
Non cash investment loss	1,178	—
Stock-based compensation	70	226
Provision for doubtful accounts	181	115
Loss from disposal of property and equipment	109	28
Interest income on notes receivable from stockholders	(22)	(30)
Equity in net loss of long-term investments	—	35
Changes in operating assets and liabilities:
Accounts receivable	(1,818)	(2,624)
Prepaid expenses and other current assets	(928)	(593)
Other assets	(1,657)	160
Accounts payable	627	(74)
Deferred revenue	4,141	(40)
Accrued liabilities and income taxes payable	(1,537)	2,018

Net cash provided by operating activities	7,998	5,078

Cash flows from investing activities:
Purchases of property and equipment	(1,258)	(931)
Purchases of short-term investments	(25,851)	(71,758)
Proceeds from maturities of short-term investments	46,057	56,265
Acquisition of Ulead, net of cash acquired of $13.6 million	(22,744)	(1,662)

Net cash used in investing activities	(3,796)	(18,086)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	3,244	1,271
Proceeds from repayment of notes receivable	282	113
Payment for repurchased stock	(3,857)	(2,596)

Net cash used in financing activities	(331)	(1,212)

Effect of change in exchange rates on cash and cash equivalents	103	9

Net increase (decrease) in cash and cash equivalents	3,974	(14,211)

Cash and cash equivalents, beginning of period	27,410	46,875

Cash and cash equivalents, end of period	$31,384	$32,664

Supplementary disclosure:
Income tax payments, net of refunds	$3,267	$1,991

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Business

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company has operations in the United States, Taiwan, Japan, China and Germany. A substantial portion of the Company’s revenue is derived from the sale of software licenses to OEMs, which install its software onto PCs prior to delivery to customers. The Company also sells software through retail channels and directly to end users through our websites. In addition, the Company derives revenue from the license of its software to consumer electronics (“CE”) manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate the Company’s software into their own products for distribution.

The Company acquired a controlling interest in Ulead Systems, Inc. (“Ulead”) on April 20, 2005 which has expanded the products of the Company to include PhotoImpact, VideoStudio, DVD Movie Factory, DVD Workshop and Media Studio Pro. The Company’s software is bundled with products sold by PC OEMs. The Company sells its products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide. In addition, the Company sells products through retail channels and directly to consumers through its websites. InterVideo’s acquisition of Ulead has allowed the Company to expand these channels with a broader range of product offerings and the combined marketing efforts of the two companies.

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

Note 3. Use of estimates

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

Note 4. Revenue recognition

The Company’s revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users or businesses.

INTERVIDEO, INC.

The Company records revenue generated from these sales in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, under which revenue is recognized when evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. Deferred revenue consists of amounts billed to or collected from customers for products and services that have not met the criteria for revenue recognition.

Typically, the Company’s OEM customers do not have the right to claim a credit or refund for returns from an OEM’s sales channel partners or end customers back to the OEM. However, in the few instances where InterVideo has granted its OEM customers with the right to claim a refund or credit to a certain capped percentage of the contract amount, the Company defers revenue based on the contractual return cap until it is able to establish a reasonable returns estimate based on historical return activity, that is specific to the respective sales channel, product line or country.

Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. The Company generally recognizes revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. The Company generally recognizes revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, less any required rebate or pricing reserves. Certain distributors and retailers of Ulead, primarily in Japan, have unlimited rights of return. For these customers, the Company has established a returns reserve based on a historical return rates.

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

Note 5. Net income per share

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (unaudited, in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,400	$1,310	$921	$5,043

Denominator:
Basic:
Weighted average common shares outstanding	14,046	13,468	13,943	13,398
Less: weighted average shares subject to repurchase	—	(32)	(3)	(44)

Denominator for basic calculation	14,046	13,436	13,940	13,354

Net income per share - Basic	$0.17	$0.10	$0.07	$0.38

Diluted:
Weighted average common shares outstanding	14,046	13,468	13,943	13,398
Weighted average dilutive effect of common stock options	1,336	1,806	1,457	1,954

Denominator for diluted calculation	15,382	15,274	15,400	15,352

Net income per share – Diluted	$0.16	$0.09	$0.06	$0.33

INTERVIDEO, INC.

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Antidilutive options to purchase common shares	1,012	926	894	840

Note 6. Stock-based compensation

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

	Three months ended September 30,		Nine months ended September 30,
(unaudited, in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$2,400	$1,310	$921	$5,043
Add:
Stock-based employee compensation expenses included in reported net income, net of related tax effects	3	77	70	226
Deduct:
Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(1,205)	(1,628)	(3,590)	(4,123)

Pro forma net income (loss)	$1,198	$(241)	$(2,599)	$1,146

Net income (loss) per share
Basic – as reported	$0.17	$0.10	$0.07	$0.38

Basic – pro forma	$0.09	$(0.02)	$(0.19)	$0.09

Diluted – as reported	$0.16	$0.09	$0.06	$0.33

Diluted – pro forma	$0.08	$(0.02)	$(0.19)	$0.07

The weighted average fair value of options granted to employees in the three and nine months ended September 30, 2005 and 2004 are summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average fair value of options granted to employees	$9.69	$7.91	$8.32	$10.28

Black-Scholes model assumptions:
Risk-free interest rate	3.98%	2.92%	3.98%-3.61%	2.97%-2.17%
Expected life of the option	4 years	4 years	4 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	80.0%	87.5%	80.0%	87.5%

INTERVIDEO, INC.

The Black-Scholes option valuation model requires the input of subjective assumptions, therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing of a registration statement for its Initial Public Offering (“IPO”) in January 2002. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement and up to the completion of the Company’s IPO in July 2003. Subsequent to the IPO in July 2003, the volatility factor has been adjusted based on the stock price for the Company and its competitors within the industry.

Note 7. Other income, net of expense

Other income, net of expense consists of the following (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Interest income	$276	$224	$822	$584
Equity investment gain (loss)	65	(35)	(921)	(52)
Currency gain (loss)	333	(7)	5	(27)
Other	157	29	213	140

Other income, net	$831	$211	$119	$645

Note 8. Income taxes

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

For the period ended September 30, 2005, the Company calculated its projected effective tax rate for the year ending December 31, 2005 to be 46% prior to the write-off of in-process research and development. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, and foreign withholding taxes.

Note 9. Other Comprehensive income

Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity. The Company’s components of other comprehensive income are foreign currency translation adjustments and unrealized gain or loss on available-for-sale investments. Such amounts are excluded from net income and are reported in accumulated other comprehensive income in the accompanying condensed consolidated financial statements.

The components of comprehensive income were as follows (unaudited, in thousands):

	Three months ended, September 30,		Nine months ended, September 30,
	2005	2004	2005	2004
Net income	$2,400	$1,310	$921	$5,043
Other comprehensive income (loss):
Change in unrealized gain (loss) of available-for-sale investments	5	89	(1,189)	(89)
Change in cumulative translation adjustment	1,108	(14)	1,093	—

Comprehensive income	$3,513	$1,385	$825	$4,954

INTERVIDEO, INC.

Note 10. Acquisition of Ulead Systems

On April 20, 2005, InterVideo and its wholly-owned subsidiary, InterVideo Digital Technology Corp., acquired 33,284,395 shares of Ulead Systems, Inc. (“Ulead”) at 30 NT (US$0.95) per share pursuant to InterVideo’s previously-announced tender offer for the issued shares of Ulead and pursuant to stock purchase agreements with Microtek International Inc. and certain other shareholders of Ulead. Also on April 20, 2005, InterVideo acquired an additional 1,000,000 shares of Ulead at a purchase price of 30 NT (US$0.95) per share through its acquisition of a holding company, Strong Ace Limited. The aggregate purchase price for the 34,284,395 shares of Ulead was US $32.6 million and was paid in cash. Together with the shares that InterVideo purchased prior to the tender offer, InterVideo now owns a total of 48,817,395 shares of Ulead, or approximately 63% of the issued shares of Ulead as of April 20, 2005, which were acquired for total cash payments of US$42.0 million.

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

Under the purchase method of accounting, the total estimated purchase price is allocated to Ulead’s net tangible and identifiable intangible assets based on their estimated fair value as of April 20, 2005 as set forth below. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a valuation performed by a third party appraiser and estimates and assumptions from management.

The acquisition of Ulead also resulted in the acquisition of deferred tax assets. A full valuation allowance has been recorded against these assets. In the future, a reduction of the valuation allowance will result in a reduction of Goodwill. In addition, with the uncertainty of the deferred tax assets that are available relating to the Ulead acquisition, additional adjustments to goodwill may be required which may have an impact to overall purchase price allocation. As of September 30, 2005, $145,000 had been recorded as a reduction to goodwill due to the utilization of these purchased deferred tax assets since date of acquisition.

Based upon the estimated purchase price and review of the net assets acquired and liabilities assumed, the purchase price allocation as of September 30, 2005 is as follows (unaudited, in thousands):

Current assets	$36,854
Property, plant and equipment	20,555
Intangible assets	15,010
In-process research and development	4,800
Goodwill & other non-current assets	4,821

Total assets	82,040

Current liabilities	(5,943)
Long term liabilities	(7,745)
Minority interest	(25,597)

Total liabilities and minority interest	(39,285)
Net assets:	$42,755
Total purchase price	$42,755

INTERVIDEO, INC.

Intangibles

The fair value of intangible assets was based, in part, on a valuation completed by an independent third-party appraiser using both an income and a cost approach and estimates and assumptions provided by management when estimating the fair value. Their analysis was performed in accordance with SFAS 141 and other appropriate accounting and valuation guidelines. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and the internal rate of return. The discount rates ranged from 25% to 50%. The following table sets forth the components of intangible assets associated with the acquisition on April 20, 2005:

Intangible Assets (unaudited, in thousands)	Fair Value	Accumulated Amortization	Net Book Value	Useful Life
Existing technology - Photo	$3,000	$(268)	$2,732	5 years
Existing technology - Video & DVD	4,200	(313)	3,887	6 years
Customer contracts and related relationships	3,810	(213)	3,597	8 years
Trade name	4,000	(298)	3,702	6 years

Total intangible assets	$15,010	$(1,092)	$13,918

Intangible assets are being amortized using the straight –line method. The weighted average useful life of such intangibles is estimated to be 6.3 years.

In-process research and development

In-process research and development (IPR&D) represents incomplete Ulead research and development projects that had not reached technological feasibility and had no alternate future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the development of Ulead’s new products which had not yet reached technological feasibility as of the acquisition date and have no alternative future use.

Deferred revenue

In connection with the purchase price allocation, we have estimated the fair value of the support obligation to provide upgrades related to the deferred revenue assumed from Ulead in connection with the acquisition. We based our determination of the fair value of the obligation, in part, on a valuation completed by an independent third party appraiser using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and costs associated with research and development. As a result, in allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of Ulead’s April 20, 2005 deferred support revenue from $1.9 million to $170,000 which represents our estimate of the fair value of the support obligation assumed.

INTERVIDEO, INC.

Goodwill

Goodwill of $1.4 million has been recorded and represents the excess of the purchase price over the fair value of the tangible and other intangible assets acquired less the liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. An increase in goodwill of $162,000 is recorded during the quarter ended September 30, 2005 due to the change in valuation allowance on the purchased deferred tax assets. As of September 30, 2005, a net reduction to goodwill in the amount of $145,000 is recorded since date of acquisition as the result of the net reduction of the valuation allowance of the purchased deferred tax assets.

Pro Forma Financial Information (unaudited)

Supplemental unaudited pro forma information reflecting the acquisition of Ulead as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Nine months ended, September 30,
	2005	2004
Total revenue	$87,927	$83,041
Net income	$3,821	$(2,265)
Basic and diluted net income per share	$0.27	$(0.17)

The above pro forma results include adjustments for amortization expense related to intangible assets arising from the acquisition, tax benefits related to the amortization of intangibles and the minority interest adjustment based on our less than 100% ownership interest in Ulead.

Note 11. Balance Sheet Components

Short-term investments

Short-term investments consist of (unaudited, in thousands):

	As of September 30, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
Treasury notes	$2,000	$—	$(15)	$1,985
State and municipal notes/bonds	4,504	—	(6)	4,498
Auction rate securities	17,400	—	—	17,400
Mutual fund securities	15,642	2	—	15,644
Corporate securities	504	$904	—	1,408

Total short-term investments	$40,050	$906	$(21)	$40,935

	As of December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Treasury notes	$22,799	$—	$(157)	$22,642
Corporate bonds	1,500	—	—	1,500
State and municipal notes/bonds	23,063	—	(28)	23,035

Total short-term investments	$47,362	$—	$(185)	$47,177

The available-for-sale securities at September 30, 2005 have contractual maturities ranging from 2005 to 2006.

Held for sale assets

During the quarter ended September 30, 2005, the land and building owned by Ulead is available for immediate sale. Ulead’s board of directors has resolved to dispose of the building. The company has been actively pursuing a buyer to complete the plan to sell the asset. The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The sale is expected to take place within one year. As of September 30, 2005, $19.5 million of land and building is classified as held for sale assets since it met the criteria of FASB (“Financial Accounting Standards Board”) No.144 Accounting for the Impairment or Disposal of Long-lived Assets.

INTERVIDEO, INC.

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (unaudited, in thousands):

	September 30, 2005	December 31, 2004
Purchased development technology	$7,200	$1,000
In-process research and development	4,800	—
Customer contracts and related relationships	3,810	—
Trade name	4,000	—
Less: Accumulated amortization	(5,892)	(917)

Total other purchased intangible assets	$13,918	$83

Accrued liabilities

Accrued liabilities consist of the following (unaudited, in thousands):

	September 30, 2005	December 31, 2004
Payroll and related benefits	$3,303	$2,220
Royalties	8,263	8,414
Audit and accounting related fees	695	791
Taxes payable	921	333
Other	4,100	1,704

Total accrued liabilities	$17,282	$13,462

Note 12. Segment and Geographic Information

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

INTERVIDEO, INC.

The following is a summary of revenue by sales channel and geographic region (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues by Sales Channel:
OEMs	$22,713	$15,647	$60,483	$45,442
Web sales and retail	6,289	2,863	18,029	8,593

Total revenue	$29,002	$18,510	$78,512	$54,035

Revenues by Geographic Region:
United States	$14,879	$9,823	$39,557	$28,342
Europe	2,626	681	7,493	2,977
Asia:
Japan	7,835	6,125	25,317	18,337
Other Asia	3,662	1,881	6,145	4,379

Total revenue	$29,002	$18,510	$78,512	$54,035

Revenues by Products:
WinDVD	$11,701	$12,169	$37,994	$39,000
License source code	4,000	—	4,000	—
Other products	13,301	6,341	36,518	15,035

Total revenue	$29,002	$18,510	$78,512	$54,035

The following is a summary of tangible long-lived assets by geographic region (unaudited, in thousands):

	September 30, 2005	December 31, 2004
Tangible long-lived assets:
United States	$1,026	$1,247
Europe	110	—
Asia:
India	10	—
Japan	293	161
China	453	408
Taiwan	1,900	790

Total tangible long-lived assets	$3,792	$2,606

INTERVIDEO, INC.

The following individual customers accounted for greater than 10% of revenue in any of the periods presented (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue from:
Customer A	22%	26%	27%	23%
Customer B	9%	13%	10%	13%
Customer C	14%	0%	5%	0%

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were (unaudited):

	September 30, 2005	December 31, 2004
Account receivable from:
Customer C	29%	0%
Customer D	6%	11%

Note 13. Contingencies

In the normal course of business, the Company is involved in various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters, or if not, what the impact might be. InterVideo’s license agreements may contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, claims under such indemnification provisions have not been significant.

Note 14. Recent Accounting Pronouncements

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

T 1 – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) the anticipated impact on our business, operations and financial conditions of our acquisition of a controlling interest in Ulead Systems, Inc., (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel and infrastructure and acceleration of product innovation, (6) gross profit, (7) the sufficiency of our capital resources, (8)revenue trends and future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (13) product sales and prices, (15) disclosure and internal controls, (16) settlement of intellectual property claims, (17) stock based compensation expenses, (18) general and administrative expenses, (19) the utility of certain products, (20) certain customer concentration trends and changes in the composition of our customer mix, (21) the revenue growth expected to result from our agreements with Microsoft, Inc. (22) Sarbanes-Oxley compliance costs, and (23) higher legal costs associated with enforcement of our intellectual property rights. The Company disclaims any obligation to update information in any forward-looking statement.

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

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a majority of our revenue. Although we expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial portion of our revenue for the foreseeable future, we expect to derive an increasing percentage of our revenue in future periods from sales of other products, including WinDVD Creator, InstantON, MediaOne, InterVideo Home Theater, InterVideo DVD Copy and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices as well as products sold through our retail and web-based sales channels. Our recent acquisition of a controlling interest in Ulead Systems, Inc. (“Ulead”) is expected to accelerate this trend with the addition of their products, including PhotoImpact, VideoStudio, DVD Movie Factory, DVD Workshop and Media Studio Pro.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Dell, Fujitsu, Fujitsu Siemens, Hewlett-Packard (“HP”), Lenovo (formerly IBM), NEC, Microsoft and Toshiba. Due to concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of OEM customers. We expect that a small number of OEM customers will continue to account for a substantial portion of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. We expect our revenue from HP, which accounted for 22% and 27% of our revenue for the three and nine month periods ended September 30, 2005, to decline in future periods because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. At this time we are unable to determine the impact this will have on our financial statements. A significant decrease in revenue from HP, or the loss of any of our large OEM customers, without an offseting increase in revenue from other customers, would reduce our revenue and gross profit and otherwise harm our business.

Due to a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs, other software and internet companies and to consumers

INTERVIDEO, INC.

through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may grow at a slower rate than in prior periods.

Historically, prices for our products have declined because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and periodic declines in unit sales. Accordingly, we have reduced the prices we charge PC OEMs for our WinDVD, WinDVD Creator and other products over the three and nine month periods ended September 30, 2005, and expect such price reductions will continue in the future. As a matter of policy, we evaluate such price reductions on a continual basis and, in certain circumstances may determine it will not be in the best interests of the Company to reduce prices below a certain level. We may decide not to lower our product prices, even if a loss of revenue will result. As a result of declining prices, it may be more difficult for us to increase or maintain our revenue levels and price declines may cause a decline in our gross profits even if our WinDVD and other product unit sales increase.

We currently sell our products through internet commerce and retail channels. Our acquisition of Ulead has allowed us to expand these channels with a broader range of product offerings and marketing efforts. We intend to continue to invest in selling and marketing programs in these channels to further increase our sales opportunities. The gross profits associated with our products sold through our web and retail channels are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits. For the nine months ended September 30, 2005, web and retail sales accounted for 23% of our total revenue and overall gross profits were 62% of revenue as compared to web and retail sales accounting for 16% of our total revenue with overall gross profits of 56% for the nine months ended September 30, 2004.

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

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because we generally recognize revenue associated with the sale of our products to our OEMs’ customers in the month or quarter following the sales of our products to these OEMs’ customers, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of that year. We expect that our recent acquisition of a controlling interest in Ulead will reduce this trend in future periods because a substantial portion of Ulead revenues are derived from web and retail sales which are typically recognized in the period in which they occur. InterVideo and WinDVD are registered trademarks and WinDVD Creator, WinDVD Recorder, LinDVD, LinDVR, WinDVR, InterVideo InstantON, InterVideo Home Theater and InterVideo MediaOne are among the trademarks or service marks of InterVideo. Ulead, Ulead DVD MovieFactory, DVD Workshop, MediaStudio Pro, VideoStudio and PhotoImpact are among the registered trademarks of Ulead Systems, Inc.

Acquisition of controlling interest in Ulead Systems, Inc.

On April 20, 2005 we acquired a controlling interest in Ulead through a tender offer and purchases of shares outside of the tender offer. Through the tender offer, we purchased a total of 33,284,395 shares of Ulead common stock at the price of 30 NT (US$0.95) per share. In addition, on April 20, 2005 we acquired another 1,000,000 shares outside the tender offer at a price of 30 NT (US$0.95) per share. Previously, we had acquired by means of open market purchases 14,533,000 shares at an average price per share of US$0.65. Therefore, following the completion of the tender offer, the purchase of additional shares in private transactions outside of the tender offer and open market purchases, we had acquired in total 48,817,395 shares, or approximately 63% of the total issued shares of Ulead, at a total cost of $42 million. As a result, the financial data presented herein include the financial results of Ulead, shown on a consolidated basis, for the period commencing with the date of acquisition on April 20, 2005.

Ulead was founded in 1989 and is a leading developer of innovative video, imaging and DVD authoring software for desktop, server, mobile and internet platforms. Headquartered in Taipei, Taiwan, Ulead maintains offices in the United States, Germany, Japan and China and, in March 1999, became the first publicly traded software company in Taiwan. The majority of Ulead’s product revenue derives from sales of software to end users through retailers which purchase the products from national and international distributors, including Softbank Commerce Corp. of Japan. Ulead’s strengths in professional DVD authoring, video editing and still image processing complement our tools and enhance our ability to

INTERVIDEO, INC.

address emerging and rapidly growing markets such as multimedia home networking, high definition DVD, Blu-ray Disc and multimedia mobile phones markets. We believe our acquisition of the shares of Ulead supports our long-term strategic direction, strengthens our competitive position in the multimedia software market, expands our retail presence and provides greater scale to increase our investment in research and development to accelerate product innovation and increase shareholder value. However, the future quantitative impact on our financial results is difficult to determine at this time due to the uncertainties inherent in the two companies’ future financial results, uncertainties regarding the amount of synergies and efficiencies that may be garnered as a result of the consolidation and uncertainties regarding the reconciliation of Ulead’s financial results from R.O.C. GAAP to U.S. GAAP, among other factors. Please see “Risk Factors—We may not be successful in addressing problems encountered in connection with our transaction with Ulead or any other acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.”

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

•	Revenue recognition;

•	Accounting for acquisitions; and

•	Accounting for income taxes.

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

Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sale into the OEM’s sales channel partners or sell through to the OEM’s end customers. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products sold by the OEMs to end customers or to the OEM’s sales channel partners. While we do not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners and, thus do not defer revenue, under certain agreements where the OEM is granted PCS for a period greater than one year, including upgrades, revenue is recognized ratably over the shorter of the contractual PCS period or estimated life of the product.

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

INTERVIDEO, INC.

End-user sales are made directly through our websites and third party websites. We do not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with end-user sales. We recognize revenue from sales through these websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase our software from our websites have limited rights of return for products for up to 14 days from the date of purchase. We currently reserve for returns using a 30-day sales return reserve based upon historical return percentages. End user sales through third party websites have unlimited rights of return. For these sales we have established a return reserve based on historical return activity.

We sell our products to retailers and distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor will not take ownership of the product at the point in time when we ship product to the distributor. Once the distributor sells the consignment-based product to a retailer or an end customer and ownership is transferred from us to the retailer or end customer, the distributor will report those sales to us and we invoice the distributor. For non-consignment product shipments, the distributor will take ownership of the product at the point in time when we ship the product to the distributor and we invoice the distributor upon such shipment. Since we do not have contractually obligated minimum orders or payment terms with our distributors, we do not recognize revenue for retail product distribution prior to invoicing. Certain distributors and retailers, primarily in Japan, have limited rights to return products that were purchased in the previous six months. These distributors have no rights to product upgrades. We generally recognize revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, less any required rebate or pricing reserves. Certain distributors and retailers of Ulead, primarily in Japan, have unlimited rights of return. For these customers, the Company has established a returns reserve based on historical return activity.

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

Accounting for Acquisitions

Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and restructuring expenses. In recording the Ulead acquisition during the quarter, significant judgment was required in estimating:

•	valuation of deferred revenue, and

•	valuation of intangible assets and acquired in-process research and development

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

INTERVIDEO, INC.

Results of Operations – Comparison of the three and nine months ended September 30, 2005 and 2004.

All information presented reflects activities of Ulead subsequent to the acquisition date of April 20, 2005.

Revenue (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Revenue	29,002	18,510	57%	78,512	54,035	45%

Revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate our software into their own products for distribution, retail distributors, retail customers and directly to end users or businesses.

Revenue increased 57% to $29.0 million for the three months ended September 30, 2005 from $18.5 million for the three months ended September 30, 2004 with Ulead accounting for 63% of this increase. OEM product sales increased 45% to $22.7 million for the three months ended September 30, 2005 from $15.6 million for the three months ended September 30, 2004 and accounted for 78% of total revenue for the three month period ended September 30, 2005 and 85% for the three month period ended September 30, 2004. Ulead revenue accounted for 39% of the increase in OEM revenue for the three months ended September 30, 2005. Included in OEM revenue for the three months ended September 30, 2005 was $4.0 million or 14% of total revenue from one of our two previously announced agreements with Microsoft. Revenue from the second Microsoft agreement has been deferred because product acceptance did not occur prior to September 30, 2005. Additionally, HP accounted for 22% of our revenue for the three months ended September 30, 2005. In the three months ended September 30, 2004, HP accounted for 26% of our revenue and Toshiba accounted for 13% of our revenue. Web and retail sales increased 120% to $6.3 million for the three months ended September 30, 2005 from $2.9 million for the three months ended September 30, 2004. Ulead revenue accounted for 115% of the increase in web and retail sales for the three months ended September 30, 2005. Sales outside the United States accounted for 49% of our revenue for the three months ended September 30, 2005 with Ulead representing approximately 40% of this amount. Sales outside of the United States were 47% of our revenue for the three months ended September 30, 2004. Overall, WinDVD continues to represent a significant portion of our revenue, accounting for 40% of total revenue for the three months ended September 30, 2005 as compared to 66% of total revenue for the three months ended September 30, 2004. Sales from products other than WinDVD, including WinDVD Creator, InterVideo DVD Copy, InstantON and Ulead products such as Video Studio, DVD Factory and PhotoImpact increased 173% from the three months ended September 30, 2004 to September 30, 2005, with Ulead products accounting for 61% of this growth.

For the nine months ended September 30, 2005, including Ulead, revenue increased 45% to $78.5 million as compared to $54.0 million for the nine months ended September 30, 2004. This increase was partly attributable to our OEM product sales, which increased 33% to $60.5 million for the nine months ended September 30, 2005 from $45.4 million for the nine months ended September 30, 2004. Ulead revenue accounted for approximately 37% of the increase in OEM revenue for the nine months ended September 30, 2005. Included in OEM revenue for the nine months ended September 30, 2005 was $4.0 million from one of our two previously announced agreements with Microsoft. Additionally, for the nine months ended September 30, 2005, our two largest customers accounted for 37% of our revenue, with HP accounting for 27% of our revenue and Toshiba accounting for 10% of our revenue. In the nine months ended September 30, 2004 these same two customers accounted for 36% of our revenue with HP accounting for 23% of our revenue and Toshiba accounting for 13% of our revenue. We expect our revenue from HP to decline in the fourth quarter of 2005 and continue to decrease significantly into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP models. A significant decrease in revenue from HP or the loss of any of our large customers, without an offsetting increase in sales from other customers, would reduce our revenue and gross profit and otherwise

INTERVIDEO, INC.

harm our business. Web and retail sales increased 110% to $18.0 million for the nine months ended September 30, 2005 from $8.6 million for the nine months ended September 30, 2004 with Ulead contributing substantially all of this increase. Sales outside the United States accounted for 50% of our revenue for the nine months ended September 30, 2005 and 48% of our revenue for the nine months ended September 30, 2004. Overall, WinDVD continues to represent a significant portion of our revenue, accounting for 48% of total revenue for the nine months ended September 30, 2005 as compared to 72% of total revenue for the three months ended September 30, 2004. Sales from products other than WinDVD, including WinDVD Creator, InterVideo DVD Copy, InstantON and Ulead products such as Video Studio, DVD Factory and PhotoImpact for the nine months ended September 30, 2005 increased 169% from the nine months ended September 30, 2004, with Ulead products accounting for 59% of this growth. This shift on product mix to higher priced products has offset the continued price erosion of our WinDVD product sale. Included in the nine months ended September 30, 2004 is approximately $600,000 representing the recognition of previously deferred revenue as a result of changes in contractual agreements.

Cost of revenue (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Cost of revenue	9,930	8,295	20%	30,025	23,948	25%
Percentage of total revenue	34%	45%		38%	44%

Cost of revenue consists primarily of license royalties, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology, costs associated with end-user PCS and the cost of settlement of intellectual property matters.

Cost of revenue was $9.9 million, or 34% of revenue, for the three months ended September 30, 2005 as compared to $8.3 million, or 45% of revenue, for the three months ended September 30, 2004. For the nine months ended September 30, 2005, cost of revenue increased 25% to $30.0 million as compared to $23.9 million for the nine months ended September 30, 2004. The increase in absolute dollars for both the three and nine month periods ended September 30, 2005 was primarily due to cost of revenue from Ulead operations and overall increased unit sales. The decrease as a percentage of revenue for the three month period ended September 30, 2005 was largely due to the lower per unit costs as a percentage of revenue on Ulead product sales offset somewhat by an overall decline in selling prices of our WinDVD products and increased royalties paid to Dolby Laboratories due to higher sales volume. The decrease as a percentage of revenue for the nine month period ended September 30, 2005 was largely due to the lower per unit costs as a percentage of revenue on Ulead product sales offset somewhat by an overall decline in selling prices of our WinDVD products, an increase in per unit royalties paid to Dolby Laboratories which was effective during the second quarter of fiscal year 2004 and overall increased royalties resulting from higher sales volume.

Cost of revenue in absolute dollars will continue to be impacted by per unit costs of royalties which are impacted by sales volume and product mix. We expect that cost of revenue as a percentage of revenue will be impacted favorably by the integration and growth of Ulead product sales that complement our own and the introduction of our newer, higher margin products offset by continued price erosion in our WinDVD sales to our OEM customers.

INTERVIDEO, INC.

Gross profit (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Gross profit	19,072	10,215	87%	48,487	30,087	61%
Percentage of total revenue	66%	55%		62%	56%

Gross profits were 66% of revenue for the three months ended September 30, 2005 as compared to 55% for the three months ended September 30, 2004. The increase reflects the sale of higher margin Ulead products and an increase in revenues from other products that typically enjoy higher gross profits including revenue pursuant to the Microsoft agreement. These increases were offset somewhat by the lower average selling prices of our WinDVD products to our major OEM customers, an increase in royalties paid to Dolby Laboratories due to higher sales volume and higher amortization of intangible assets associated with the acquisition of Ulead which we expect will remain constant over future periods.

For the nine months ended September 30, 2005, gross profits were $48.5 million or 62% of revenue as compared to $30.1 million or 56% of revenue for the nine months ended September 30, 2004. The increase reflects the sale of higher margin Ulead products and an increase in revenues from other products that typically enjoy higher gross profits. These increases were offset somewhat by the lower average selling prices of our WinDVD products to our major OEM customers, an increase in per unit royalties paid to Dolby Laboratories which was effective during the second quarter of fiscal year 2004 and overall increased royalties resulting from higher sales volume. Also reflected in the gross profits for the nine month period ended September 30, 2004 was recognition of approximately $600,000 of previously deferred revenue as a result of changes in contractual arrangements wherein the related product costs were recorded in an earlier period.

We expect that the integration of the Ulead products into our product mix and the continued movement of our InterVideo product sales toward higher margin products will continue to have a favorable impact on gross profits. However, increased revenue through our OEM channels and from the sale of our products through other software and internet companies at lower margins will somewhat offset these higher margins.

Research and development expenses (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Research and development expenses	6,272	2,380	164%	14,709	7,276	102%
Percentage of total revenue	22%	13%		19%	14%

Research and development expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and product evaluation and testing costs.

Research and development expenses were $6.3 million, or 22% of revenue, for the three months ended September 30, 2005 and $2.4 million, or 13% of revenue, for the three months ended September 30, 2004. This increase in absolute dollars reflects an increase of $2.5 million in expenses associated with the acquisition of Ulead primarily due to increased headcount, $927,000 in increased payroll and payroll related expenses due to increased research and development headcount mainly in Taiwan and China and increased travel and other operating expenses of $418,000. Included in the Ulead research and development expenses for the three months ended September 30, 2005 are $149,000 related to reduction in force activities in conjunction with the acquisition. The overall increase as a percentage of revenue is primarily a result of the increased expenses associated with the Ulead acquisition without a proportionate increase in revenues for the period.

For the nine months ended September 30, 2005, research and development expenses were $14.7 million or 19% of revenue as compared to $7.3 million or 14% of revenue for the nine months ended September 30, 2004. This increase in absolute dollars and as a percentage of revenue reflects an increase of $4.8 million in expenses associated with the acquisition of Ulead primarily due to increased headcount, $2.1 million in increased payroll and payroll related expenses

INTERVIDEO, INC.

due to increased research and development headcount mainly in Taiwan and China, increased travel expenses of $284,000 and other operating expenses of $500,000 primarily associated with expanded operations in Asia. These increases were partially offset by a decrease in legal fees of $182,000. Included in the Ulead research and development expenses for the nine months ended September 30, 2005 are $303,000 related to reduction in force activities in conjunction with the acquisition.

We believe that a significant level of research and development expenses will be required for us to remain competitive, and, as a result, we expect these expenses to continue to increase in absolute dollars in future periods while remaining relatively consistent with the nine month period as a percentage of revenue.

Sales and marketing expenses, (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Sales and marketing expenses	5,367	2,299	133%	13,424	7,771	73%
Percentage of total revenue	19%	12%		17%	14%

Sales and marketing expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts.

Sales and marketing expenses increased to $5.4 million, or 19% of revenue, for the three months ended September 30, 2005 from $2.3 million, or 12% of revenue, for the three months ended September 30, 2004. The increase is primarily due to increased costs of $2.9 million as a result of the Ulead acquisition including $130,000 in reduction in force activities. Additionally, increases in payroll and payroll related expenses, outside consulting fees and travel expenses of $485,000 offset by decreases in commission fees and trade show expenses of $286,000. The decrease in trade show expenses is largely due to the timing of the specific trade shows during the year and the overall reassessment of sales and marketing strategies. The increase as a percentage of revenue is primarily attributable to the increase in expenses from the Ulead acquisition without a proportionate increase in revenue.

For the nine months ended September 30, 2005, sales and marketing expenses increased to $13.4 million or 17% of revenue as compared to $7.8 million or 14% of revenue for the nine months ended September 30, 2004. The increase is largely due to increased costs of $5.7 million as a result of the Ulead acquisition, including $268,000 associated with a reduction in force. Additional increases in payroll and payroll related expenses, outside consulting fees and travel expenses of $329,000 were offset by decreases in commissions paid to external sales representatives and decreased trade show expenses of $464,000. The decrease in trade show expenses is largely due to the timing of the specific trade shows during the year and the overall reassessment of sales and marketing strategies.

We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence in conjunction with the coordinated marketing efforts of the combined operations of InterVideo and Ulead. Therefore, we expect sales and marketing expenses to increase in absolute dollars in the future as we seek to further establish our retail presence.

General and administrative expenses, (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
General and administrative expenses	4,025	3,085	30%	10,860	6,764	61%
Percentage of total revenue	14%	17%		14%	13%

INTERVIDEO, INC.

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees, including legal and accounting fees.

General and administrative expenses were $4.0 million, or 14% of revenue, for the three months ended September 30, 2005 as compared to $3.1 million, or 17% of revenue, for the three months ended September 30, 2004. The amount for the period ended September 30, 2005 includes a $1.2 million increase as a result of the Ulead acquisition, an increase in payroll and payroll related costs of $350,000 due to increases in headcount primarily in the United States and Taiwan operations and a loss on the disposal of assets of $109,000 associated with the relocation of facilities in Taiwan. These increases were offset by a decrease of $734,000 associated with costs incurred during the three months ended September 30, 2004 for legal and administrative expenses associated with the pursuit of strategic transactions.

For the nine months ended September 30, 2005, general and administrative expenses were $10.9 million or 14% of revenue as compared to $6.8 million or 13% of revenue for the nine months ended September 30, 2004. In addition to the increase in general and administrative expenses attributable to the Ulead acquisition of $2.7 million, the amount for the nine months ended September 30, 2005 includes increases in payroll and payroll related costs of $1.1 million due to increases in headcount primarily in the United States and Taiwan operations, increased audit, legal and other professional fees of $906,000 related to our annual report filings, Sarbanes-Oxley compliance and outside consulting offset by the aforementioned legal and administrative expenses associated with the pursuit of strategic transactions that occurred in the nine months ended September 30, 2004. Included in the Ulead general and administrative expenses for the nine months ended September 30, 2005 are $286,000 related to reduction in force activities in conjunction with the acquisition.

We expect general and administrative expenses to increase in absolute dollars as we build our infrastructure to support our anticipated growth and operations with the combined InterVideo and Ulead entities and as we incur increased legal expenses to defend and protect our intellectual property position.

Stock-based compensation expenses, (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Stock-based compensation expenses	3	77	(96)%	70	226	(69)%
Percentage of total revenue	—%	—%		—%	—%

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

INTERVIDEO, INC.

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

In-Process Research and Development, (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
In-process research and development	0	0	N/A	4,800	0	N/A
Percentage of total revenue	—%	—%		6%	—%

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternate future use as of the acquisition date of Ulead.

During the nine months ended September 30, 2005, a $4.8 million charge to operating expenses was incurred, in connection with the Ulead acquisition, because we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed.

Other income, net of expense (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Other income, net of expense	831	211	294%	119	645	(82)%
Percentage of total revenue	3%	1%		—%	1%

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, rental income, foreign currency translation gains and losses and realized gains and losses on investments offset by other expenses.

Other income, net increased to $831,000 for the three months ended September 30, 2005 from $211,000 for the three months ended September 30, 2004. The three month period ended September 30, 2005 includes $399,000 in investment income and net foreign currency translation gains, $102,000 in rental income and $330,000 in net interest and other income.

For the nine months ended September 30, 2005, other income, net decreased to $119,000 from $645,000 for the nine months ended September 30, 2004. The nine month period ended September 30, 2005 includes $916,000 in net investment losses and net foreign currency translation gains. These amounts include a $297,000 realized loss from the liquidation of short term investments for purposes of generating cash for the purchase of Ulead and the $672,000 write-off of the Master Integrated Appliances Co., Ltd. long-term investment. These amounts were offset by $193,000 in rental income and $842,000 in net interest and other income.

INTERVIDEO, INC.

Provision for income taxes, (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005	2004
Provision for income taxes	2,060	1,275	62%	4,342	3,652	19%
Percentage of total revenue	7%	7%		6%	7%

We recorded a provision for income taxes of $2.1 million and $4.3 million for the three and nine months ended September 30, 2005, respectively as compared to $1.3 million and $3.7 million for the three and nine months ended September 30, 2004, respectively. Our effective tax rate for the three months ended September 30, 2005 was 49%. For the nine months ended September 30, 2005 our effective tax rate was 46% prior to the write off of in-process research and development of $4.8 million related to the Ulead acquisition, which is not deductible for income tax purposes. For the three and nine month ended September 30, 2004 our effective tax rates were 49% and 42%, respectively. The effective tax rate for the three and nine months ended September 30, 2005 differs from the statutory federal rate primarily due to the in process research and development charge, state taxes, net of federal benefit, difference between federal and foreign tax rates and foreign withholding taxes.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, cash, cash equivalents and short-term investments decreased by $2.3 million to $72.3 million, representing 51% of our total assets. Our cash, cash equivalents and short-term investments totaled $74.6 million at December 31, 2004 and represented 73% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit.

Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 2005. Net income of $921,000 was adjusted for depreciation and amortization of $2.5 million, non-cash investment loss of $1.2 million, the write-off of in-process research and development of $4.8 million, stock-based compensation of $70,000, provision for doubtful accounts of $181,000, increase in accounts payable of $627,000 and an increase in deferred revenue of $4.1 million. These amounts were offset by the minority interest in losses of subsidiary of $520,000, increases in accounts receivable of $1.8 million, increases in prepaid expenses and other current assets of $928,000, an increase in other assets of $1.7 million and a decrease in accrued liabilities, accounts payable and income taxes payable of $1.5 million. The adjustment for depreciation and amortization includes $1.2 million for amortization of intangible assets arising primarily as a result of the Ulead acquisition. Non-cash investment loss includes an $890,000 write-off of a long term investment and $295,000 realized loss on the sale of securities in connection with the acquisition of Ulead. The write-off of in-process research and development represents a charge to operating expenses in conjunction with the Ulead acquisition whereby we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The increase in prepaid expenses and other current assets includes $573,000 of audit and accounting fees and the renewal of directors’ and officers’ insurance premiums. The increase in deferred revenue and accounts receivable is primarily due to the Microsoft agreement which was deferred because product acceptance did not occur prior to September 30, 2005. The remaining increase in accounts receivable is primarily due to Ulead sales activity since the acquisition. The decrease in accrued liabilities and income taxes payable includes a decrease in the license royalty accrual of $151,000 and a decrease in audit and accounting fees of $535,000.

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

INTERVIDEO, INC.

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

Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2005 primarily due to proceeds from the sale and maturities of short-term investments in the amount of $20.2 million which included $32 million related to the Ulead acquisition in addition to normal investment activities. This amount was offset by the use of $22.7 million, net of $13.6 million in cash acquired, to execute the Ulead tender offer. Additionally, we used $1.3 million for the purchase of property and equipment.

Net cash used in investing activities was $18.1 million for the nine months ended September 30, 2004 due to purchases of short-term investments, net of proceeds from maturities of short-term investments of $15.5 million and purchases of property and equipment of $931,000 which was largely attributable to the implementation of our new ERP system, and expanded operations in Asia. Additionally, we invested $1.7 million in two private companies in Taiwan

Net cash used in financing activities was $331,000 for the nine months ended September 30, 2005 as a result of proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $3.2 million, including $979,000 attributable to Ulead stock plans, and proceeds from the repayment of employee notes receivables of $282,000 offset by the use of $3.9 million for the repurchase of common stock. Cash used in financing activities was $1.2 million for the nine months ended September 30, 2004 as a result of $2.6 million used for the repurchase of common stock offset by $1.3 million in proceeds from the issuance of common stock under our stock option and employee stock purchase plans and a $113,000 repayment of a note receivable.

We currently have no significant commitments for capital expenditures, but we expect to spend approximately $500,000 on capital expenditures in the remainder of 2005, which includes the upgrading and expansion of our world-wide facilities. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems. We have future lease commitments for buildings under non-cancelable operating leases through 2010. We have no other debt obligations.

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

Off Balance Sheet Arrangements

As of September 30, 2005, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	entering into contracts with customers that result in non-recurring revenue;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets, which may result in our loss of business;

•	decisions to acquire other companies, including non-accretive or non-synergetic results from the acquisition of Ulead;

•	increases in third party license fees, such as the increase in royalties paid to Dolby;

INTERVIDEO, INC.

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	declines in selling prices of our products to our OEM or other customers ;

•	market acceptance of new products developed by us, such as our InstantOn product;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the legal costs incurred to protect our intellectual property rights and settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries; and

•	changes in accounting regulations that will require us to expense stock options.

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

INTERVIDEO, INC.

depend in part on our ability to increase sales of our higher-margin products and to introduce and sell new products and upgrades to our existing products, which could increase our revenue and could improve our profit margins.

We may not sustain profitability on a quarterly or annual basis.

We did not achieve profitability until our fiscal year ended December 31 2002, and we incurred a net loss for the quarter ended June 30, 2005. As of September 30, 2005, we had retained earnings of $7.4 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. These expenses include research and development and marketing expenses relating to products that may not be introduced and will not generate revenue until later periods, if at all. We may also incur significant operating expenses associated with the enforcement of our intellectual property rights. Further, our recent acquisition of Ulead makes it more difficult for us to predict profitability on a quarterly or annual basis. We may not achieve profitability on a quarterly or annual basis in the future.

We may not be successful in addressing problems encountered in connection with our acquisition of a controlling interest in Ulead or any other acquisitions we may undertake, which could disrupt our operations or otherwise harm our business.

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

INTERVIDEO, INC.

We expect to continue to review opportunities to buy or make investments in other businesses, products or technologies that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or that may otherwise offer growth opportunities. We have utilized $42 million of our working capital to purchase approximately 63% of the issued shares of Ulead. Any additional purchase of shares of Ulead or other acquisitions of businesses or technologies will require significant commitment of resources beyond the substantial portion of our cash already spent for the Ulead transaction. We may be required to pay for any acquisitions with cash, but we cannot be certain that additional capital will be available to us on favorable terms, if at all. In lieu of paying cash, we could issue stock as consideration for an acquisition that would dilute existing stockholders’ percentage ownership, incur substantial debt or assume contingent liabilities.

If Microsoft develops or licenses digital video and audio solutions that compete directly with ours, our business could suffer.

Microsoft currently offers products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. During the second quarter of 2005, we granted to Microsoft, Inc. a worldwide right and license to use, copy, create derivative works of, publicly perform or display, import, broadcast, transmit, offer to sell, sell, have sold, rent, lease, lend, transfer or otherwise distribute certain key components of our DVD, audio and video decoding technology. If Microsoft develops or licenses digital video and audio solutions that compete directly with ours and incorporates the solutions into its operating system, or otherwise changes its operating system to render our products incompatible, our revenue could decline significantly and our business could be harmed.

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

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to HP and a small number of PC OEMs. For the quarter ended September 30, 2005, our two largest OEM customers accounted for 36% of our revenue, with HP accounting for 22% and Microsoft accounting for 14% of our revenue during that period. However, we expect our revenue from HP to decline beginning in the fourth quarter of 2005 and into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. A significant decrease in revenue from HP, or the loss of any of our large customers without an offsetting increase in sales from other customers, would reduce our revenue and gross profit and otherwise harm our business.

We expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a significant decrease in revenue from any of these customers, including HP would reduce our revenue and gross profit or otherwise harm our business. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline.

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

INTERVIDEO, INC.

While we have taken steps to remediate the identified material weaknesses during the first nine months of 2005, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses in next year’s annual assessment. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. We are currently unable to determine whether any of the material weaknesses identified in this report will be remediated by the end of fiscal 2005, and if they are not, we may be required to report in our Annual Report on Form 10-K for fiscal 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. During the preparation of the consolidated financial statements for the third quarter of 2005, management noted deficiencies in obtaining from Ulead timely and accurate financial results based on U.S. Generally-Accepted Accounting Principles (US GAAP). The deficiencies in oversight of the Ulead financial reporting process result in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Our digital video and audio products comply with industry standard DVD specifications. Some third parties have claimed that various aspects of DVD technology incorporated into our and our customers’ products infringe upon patents held by them, including the following:

•	MPEG LA. DVD specifications include technology known as “MPEG-2” that governs the process of storing video in digital form. A group of companies, comprised primarily of CE manufacturers, has formed a consortium known as “MPEG LA, LLC” to enforce member companies’ patents covering certain aspects of MPEG-2 technology. MPEG LA, and certain members of the consortium, have notified us that they believe that our products infringe on patents owned by members of the consortium. In March 2002, we entered into a license agreement with MPEG LA pursuant to which we obtained a license, retroactive to our inception, to MPEG LA’s patents necessary to the MPEG-2 standard in exchange for a cash payment and our agreement to make ongoing royalty payments. This license requires that we pay a royalty to MPEG LA on our sales to end users and that we notify the OEMs to whom we sell our products that they are obligated to obtain a license from MPEG LA for any use of our products that comply with the MPEG-2 standard. In addition, MPEG LA, and certain members of the consortium, have notified a number of PC OEMs, including some of our customers that they believe MPEG LA members’ patents are infringed by those PC OEM products that incorporate MPEG-2 technology. We are aware that a number of PC OEMs, including some of our customers, have settled the MPEG LA claims and entered into license agreements with MPEG LA.

•	DVD 6C. Another group of companies has formed a consortium known as “DVD 6C” to enforce the proprietary rights of holders of patents covering some aspects of DVD technology. DVD 6C has notified us that we may need a license so that our products that incorporate DVD technology do not infringe patents owned by members of the consortium. In addition, DVD 6C or its members may demand that PC OEMs or other companies manufacturing or licensing DVD-related products, including our customers, pay license fees or stop selling products covered by the patents of the member companies.

•	Others. Other third parties, including Nissim Corporation, have notified a number of PC OEMs, including some of our customers, that they believe their patents are infringed by the products of these PC OEMs that incorporate certain DVD-related technology. Nissim and the other third parties making such claims may demand that these PC OEMs pay license fees or stop selling products that are covered by the third party’s patents.

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

Our ongoing patent litigation with Dell and the potential for new litigation matters may divert financial and management resources.

Our industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. We are subject to the ongoing risks of claims of violation of third party intellectual properties. In addition, we may find it necessary use litigation to enforce our intellectual property rights. Such litigation matters, such as our pending patent infringement lawsuit against Dell, are very costly. Our management team could be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer. Until our litigation matters are resolved, we will continue to incur substantial legal expenses that vary with the level of activity in the legal proceedings. This level of activity is not within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, we may find it difficult to predict our general and administrative expenses for any given quarter, which will impair our ability to forecast our results of operations for that quarter. Despite the financial and management resources required in any lawsuit, our efforts to enforce our intellectual property rights may ultimately prove unsuccessful.

We have derived a substantial portion of our revenue from the sale of our WinDVD product to PC OEMs, and these customers may not continue to purchase this product or we may fail to attract new customers for this product.

We derived 40% and 48% of our revenue for the three and nine months ended September 30, 2005 and 66% and 72% of our revenue for the three and nine months ended September 30, 2004 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a significant portion of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

Our continued success in generating revenue depends on growth in the use of software solutions to add features and functionality to PCs and CE devices. Our software is currently used primarily in PCs, and we expect it to be useful for CE products. These markets are rapidly evolving, and it is difficult to predict their potential size or future growth rate. In addition, we are uncertain as to the extent to which software products such as ours will be used in these markets in the future. Their market acceptance may be impacted by the performance, cost and availability of semiconductors that perform similar functions and the level of copy protection that can be attained and maintained in software products. Our success in generating revenue in these markets will depend on increased adoption of software solutions based on the same standards as ours. If the PC and consumer electronics markets adopt software solutions more slowly than we expect, or if content providers are dissatisfied with the level of copy protection available in software products, our business would likely suffer.

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

INTERVIDEO, INC.

We expect our current competitors to introduce similar or improved products at lower prices, and we will need to do the same to remain competitive. For example, we expect revenues from Dell to decline in successive quarters with the possibility of no revenue from Dell in the future periods, because our current portion of their business is moving to one of our competitors. Further, we expect our revenue from HP to decline beginning in the fourth quarter of 2005 and decrease significantly into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. We may not be able to compete successfully against either current or future competitors with respect to new or improved products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

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

INTERVIDEO, INC.

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

Our international operations accounted for 49% and 50% of our revenue for the three and nine months ended September 30, 2005 and 47% and 48% of our revenue for the three and nine months ended September 30, 2004, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

Foreign currency risk

A substantial portion of our revenue is denominated in U.S. dollars. We may, however, begin denominating revenue from selected international markets in the currency of the applicable market. As a result, our operating results may become subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. We will continue to monitor our exposure to currency fluctuations and in the future, we may use economic hedging techniques to minimize the effect of these exchange rate fluctuations that may harm our financial results. For the quarter ended September 30, 2005, we did not have significant foreign currency denominated net assets or net liabilities positions, and had no foreign currency contracts outstanding.

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

INTERVIDEO, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Due to the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) described below, have not all been remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

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

INTERVIDEO, INC.

Changes in Internal Control over Financial Reporting

During the third quarter of 2005, we began testing the controls and procedures, described below, that were put in place to remediate the material weaknesses identified above. These material weaknesses will remain as such until adequately tested by management and our independent registered public accounting firm. We anticipate the testing to be completed with the 2005 Annual Audit.

•	We have completed and implemented the revised contract review process by specifically identifying key positions throughout the Company that are accountable for monitoring and tracking all contractual documents. The contract administrator was hired to ensure that all contracts, including licensing agreements, are properly and timely reviewed by all appropriate personnel. This revised process has been fully documented and provided to the relevant employees.

•	We have successfully implemented the parameters outlined in the engagement letter, which was signed during the first quarter of 2005, enhancing the communications between us and our external tax service provider. These enhancements have included frequent discussions and regular dissemination of pertinent information to ensure the service provider’s knowledge of our business is current in order that appropriate guidance can be provided to our management. Additionally, several members of management have participated in tax education seminars offered by our service provider and other external sources.

•	Under the direction of our Director of Information Technology, we have completed the implementation of limitations over user access to certain applications and modules within our information systems to more appropriately segregate certain individuals’ authority in a manner consistent with their respective roles and responsibilities. We have also developed a user and job function matrix to clearly identify and limit specific application user access consistent with the roles and responsibilities of a given job function. Additionally, we have purchased and implemented a software tool that allows for the monitoring of our critical application environment including databases, application functions, scheduled processes and the overall system environment. This tool provides us with an audit trail and log of any unauthorized access to our systems as well as notification when an unauthorized change within these systems occurs.

In April 2005, we acquired a controlling interest in the shares of Ulead. During the preparation of the consolidated financial statements for the third quarter of 2005, management noted deficiencies in obtaining from Ulead timely and accurate financial results based on U.S. Generally-Accepted Accounting Principles (US GAAP). The deficiencies in oversight of the Ulead financial reporting process result in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. During the third quarter of 2005, we have taken the following actions to address the above:

We have provided a training seminar for certain Ulead accounting and finance staff members, addressing several specific Securities and Exchange Commission filing requirements.

We are currently assessing our resource requirements at Ulead to ensure we have adequate staffing in key areas of the Ulead reporting process and, likewise, have the appropriate level of technical expertise to ensure timely and accurate US GAAP reported financial statements.

INTERVIDEO, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 15, 2005, InterVideo Digital Technology Corporation, a subsidiary of InterVideo, filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Dell Inc. for infringement of U.S. Patent No. 6,765,788 (“the ‘788 Patent”), entitled “Method and apparatus for integrating personal computer and electronic device functions.” InterVideo alleges that, upon information and belief, Dell had full and prior knowledge of the ‘788 patent and therefore Dell’s infringement has been and continues to be intentional and willful by importing, making, using, selling and/or offering for sale in the United States computer products, and components and peripherals thereof that embody the inventions of the ‘788 Patent. InterVideo has asked the California court to enjoin Dell from manufacture, sales, offers to sell, use and importation of products which infringe on the ‘788 Patent, and to order Dell to account for and pay to InterVideo all damages, plus enhanced damages and attorney fees and costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In June, 2004, we announced a stock repurchase program pursuant to which we may purchase up to $10 million, or 700,000 shares, of our outstanding common stock from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management.

The timing and amount of repurchase transactions under this program depends on market conditions and corporate and regulatory considerations.

The following table summarizes the stock repurchase transactions that occurred during the quarter ended September 30, 2005.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
August 1, 2005 through August 31, 2005	281,100	$10.18	281,100

September 1, 2005 through September 30, 2005	32,500	$9.55	32,500	124,700

Our Insider Trading Policy allows our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act of 1934, written trading plans that permit automatic trading of our common stock. On August 26, 2005, Chinn Chin, our VP of Engineering, and Mike Ling, our Vice President of Sales and Marketing, adopted Rule 10b5-1 trading plans that will become effective on November 17, 2005.

INTERVIDEO, INC.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 are as follows:

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

Date: November 14, 2005

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