Form 10-Q/A
period 2005-06-30
INTERVIDEO INC
filed 2006-03-10
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

On July 31, 2005, the Registrant had 14,157,755 shares of common stock outstanding, $0.001 par value per share.

INTERVIDEO, INC.

FORM 10-Q/A

QUARTER ENDED JUNE 30, 2005

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends and restates Part I, Items 1, 2 and 4, and Part II, Item 6 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 15, 2005 (the “Original Filing”). The Company is filing this Amendment No. 1 to reflect the restatement of our condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2005.

As discussed in more detail in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A, this restatement was due to the misapplication of certain complex accounting principles to the Company’s purchase of Ulead Systems, Inc. (“Ulead”) with non-controlling interest and other purchase accounting related adjustments pertaining to amortization charges of intangible assets and deferred taxes. The misapplication of accounting principles concern the manner in which the Company accounted for the purchase of its controlling interest in Ulead in April 2005. Ulead is a publicly traded company in Taiwan and a leading developer of innovative video, imaging and DVD authoring software. InterVideo’s review of its application of purchase accounting under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and the completion of its purchase price allocation has resulted in the determination to apply the partial goodwill method (or parent company theory) instead of the previously applied full goodwill method (or entity theory). The application of the partial goodwill method requires the Company to record its share of Ulead’s assets, liabilities and resulting intangible assets, including goodwill, at the proportionate share acquired based upon the purchase price. The overstated amortization charges are the result of the Company incorrectly calculating the amount of purchase related in-process research and development costs and intangibles amortization. The deferred tax adjustments resulted from the finalization of the deferred income tax analysis associated with the Ulead purchase.

The purpose of the restatement is to correctly reflect such changes, including but not limited to the computation of goodwill, other purchased intangible assets, deferred tax assets and liabilities, minority interest, and several expense items. The effect of the restatement is to decrease total assets as of June 30, 2005 by $9.5 million and to decrease the Company’s net loss for the three and six month periods ended June 30, 2005 by $2.3 million. Additional detail regarding the restatement is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 15, 2005, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

INTERVIDEO, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	(a)Condensed Consolidated Balance Sheets at June 30, 2005 (restated and unaudited, see Note 2) and December 31, 2004	4
	(b)Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2005 (restated and unaudited, see Note 2) and 2004	5
	(c)Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (restated and unaudited, see Note 2) and 2004	6
	(d)Notes to Condensed Consolidated Financial Statements (restated and unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 6.	Exhibits	56

Signatures		57

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except per share amounts)

	June 30, 2005 Restated (See Note 2)	December 31, 2004(1)
ASSETS
Current assets:
Cash and cash equivalents	$35,696	$27,410
Short-term investments	35,322	47,177
Accounts receivable, net of allowance for doubtful accounts of $294 and $215, respectively	17,379	5,660
Deferred tax assets	252	256
Inventory	1,864	444
Prepaid expenses and other current assets	2,902	2,136

Total current assets	93,415	83,083

Property, plant and equipment, net	23,994	2,606
Goodwill	1,018	1,018
Other purchased intangible assets	7,772	83
Deferred tax assets	4,676	5,446
Other assets	4,245	9,539

Total assets	$135,120	$101,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,147	$1,098
Accrued liabilities	19,054	13,462
Deferred revenue	8,346	4,002

Total current liabilities	29,547	18,562

Long-term liabilities:
Deferred tax liabilities	$—	$—
Other long term liabilities	1,207	—

	1,207	—

Minority interests	$19,934	$—

Stockholders’ equity:
Common stock, $0.001 par value:
150,000 shares authorized; 14,157 and 13,661 shares issued and outstanding, respectively	14	14
Additional paid-in capital	77,684	76,498
Notes receivable from stockholders	(611)	(830)
Deferred stock-based compensation	(26)	(95)
Accumulated other comprehensive income	35	1,121
Retained earnings	7,336	6,505

Total stockholders’ equity	84,432	83,213

Total liabilities and stockholders’ equity	$135,120	$101,775

(1)	December 31, 2004 financials are obtained from audited financials in the 2004 10-K

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005 Restated (see Note 2)	2004	2005 Restated (see Note 2)	2004
Revenue	$27,606	$16,704	$49,510	$35,525
Cost of revenue	10,407	7,669	19,529	15,553
Amortization of intangible assets	287	50	337	100

Gross profit	16,912	8,985	29,644	19,872

Operating expenses:
Research and development	5,427	2,608	8,437	4,897
Sales and marketing	5,306	2,713	8,057	5,471
General and administrative	3,941	1,975	6,830	3,680
Acquired in-process research and development	2,574	—	2,574	—
Stock-based compensation(1)	27	74	67	149

Total operating expenses	17,275	7,370	25,965	14,197

Income (loss) from operations	(363)	1,615	3,679	5,675

Other income (expense), net	(1,010)	262	(712)	435

Income (loss) before income taxes	(1,373)	1,877	2,967	6,110

Provision for income taxes	(761)	(747)	(2,432)	(2,377)

Minority interests	296	—	296	—

Net income (loss)	$(1,838)	$1,130	$831	$3,733

Net income (loss) per share:
Basic	$(0.13)	$0.08	$0.06	$0.28

Diluted	$(0.13)	$0.07	$0.05	$0.24

Number of shares used in net income (loss) per share calculation:
Basic	13,980	13,410	13,886	13,314

Diluted	13,980	15,366	15,406	15,371

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Research and development	$9	$15	$23	$56
Sales and marketing	10	27	24	15
General and administrative	8	32	20	78

Total stock-based compensation expenses	$27	$74	$67	$149

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2005 Restated (see Note 2)	2004
Cash flows from operating activities:
Net income	$831	$3,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,407	663
Deferred taxes	38	(182)
Acquired in-process research and development	2,574	—
Minority interests in loss	(296)	—
Non cash investment loss	1,088	—
Stock-based compensation	67	149
Provision for doubtful accounts	129	(58)
Gain (Loss) from disposal of property and equipment	(1)	25
Interest income on notes receivable from stockholders	(16)	(20)
Changes in assets and liabilities:
Accounts receivable	(5,655)	(1,452)
Prepaid expenses and other current assets	511	439
Other assets	(777)	99
Accounts payable	57	(122)
Deferred revenue	3,729	655
Accrued liabilities and income taxes payable	(305)	528

Net cash provided by operating activities	3,381	4,457

Cash flows from investing activities:
Purchases of property and equipment	(863)	(664)
Purchases of short-term investments	(13,708)	(54,428)
Proceeds from maturities of short-term investments	39,754	40,491
Acquisition of Ulead, net of cash acquired of $13.6 million	(22,744)	(1,662)

Net cash provided by (used in) investing activities	2,439	(16,263)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	2,706	1,166
Proceeds from repayment of notes receivable	235	—
Payment for repurchased stock	(671)	(2,596)

Net cash provided by (used in) financing activities	2,270	(1,430)

Effect of change in exchange rates on cash and cash equivalents	196	13

Net increase (decrease) in cash and cash equivalents	8,286	(13,223)

Cash and cash equivalents, beginning of period	27,410	46,875

Cash and cash equivalents, end of period	$35,696	$33,652

Supplementary disclosure:
Income tax payments, net of refunds	$1,269	$1,899

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Notes to Restated Condensed Consolidated Financial Statements

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

Restatement

The Company has restated its Unaudited Condensed Consolidated Financial Statements as of June 30, 2005 including the Condensed Consolidated Balance Sheet as of June 30, 2005, the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2005, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and the related Notes to Condensed Consolidated Financial Statements.

The restatement on this Form 10-Q/A was due to the misapplication of certain complex accounting principles to Intervideo’s purchase of Ulead Systems, Inc. (“Ulead”) with non-controlling interest and other purchase accounting related adjustments pertaining to amortization charges of intangible assets and deferred taxes. The misapplication of accounting principles concern the manner in which the Company accounted for the purchase of its controlling interest in Ulead in April 2005. Ulead is a publicly traded company in Taiwan and a leading developer of innovative video, imaging and DVD authoring software. InterVideo’s review of its application of purchase accounting under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and the completion of its purchase price allocation has resulted in the determination to apply the partial goodwill method (or parent company theory) instead of the previously applied full goodwill method (or entity theory). The application of the partial goodwill method requires the Company to record its share of Ulead’s assets, liabilities and resulting intangible assets, including goodwill, at the proportionate share acquired based upon the purchase price. The overstated amortization charges are the result of the Company incorrectly calculating the amount of purchase related research and development costs and intangibles amortization. The deferred tax adjustments resulted from the finalization of the deferred income tax analysis associated with the Ulead purchase.

The effect of the restatement is to decrease total assets as of June 30, 2005 by $9.5 million and to decrease the Company’s net loss for the three and six month periods ended June 30, 2005 by $2.3 million. Since the Ulead acquisition occurred during the current quarter, the total adjustment amount for the three and six month periods ended June 30, 2005 is the same. The following table shows the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2005 and Condensed Consolidated Balance Sheet as of June 30, 2005 as previously reported and the adjustments made to arrive at the restated Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2005 and Condensed Consolidated Balance Sheet as of June 30, 2005. The “Adjustments” column of the table reflects changes in accounts including, but not limited to, amortization of intangible assets, and general and administrative expenses of the Condensed Consolidated Statement of Operations, and other purchased intangible assets and goodwill of the Condensed Consolidated Balance Sheet due to the Company’s application of the partial goodwill method under SFAS No. 141 and other purchase accounting related adjustments pertaining to amortization charges of intangible assets and deferred taxes. The restated financial and other information included in this Form 10-Q/A should be read together with the Form 10-K.

	As Previously Reported June 30, 2005	Adjustments	As Restated June 30, 2005 (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$35,696	$—	$35,696
Short-term investments	35,322	—	35,322
Accounts receivable, net of allowance for doubtful accounts of $294 and $215, respectively	17,379	—	17,379
Deferred tax assets	252	—	252
Inventory	1,864	—	1,864
Prepaid expenses and other current assets	2,902	—	2,902

Total current assets	93,415	—	93,415
Property, plant and equipment, net	24,075	(81)	23,994
Goodwill	2,290	(1,272)	1,018
Other purchased intangible assets	14,528	(6,756)	7,772
Deferred tax assets	5,642	(966)	4,676
Other assets	4,645	(400)	4,245

Total assets	$144,595	$(9,475)	$135,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,147	—	$2,147
Accrued liabilities	18,496	558	19,054
Deferred revenue	7,796	550	8,346

Total current liabilities	28,439	1,108	29,547

Long-term liabilities:
Deferred tax liabilities	6,606	(6,606)	—
Other long term liabilities	1,207	—	1,207

	7,813	(6,606)	1,207

Minority interests	26,344	(6,410)	19,934

Stockholders’ equity:
Common stock, $0.001 par value:
150,000 shares authorized; 14,157 and 13,661 shares issued and outstanding, respectively	14	—	14
Additional paid-in capital	77,684	—	77,684
Notes receivable from stockholders	(611)	—	(611)
Deferred stock-based compensation	(26)	—	(26)
Accumulated other comprehensive income	(88)	123	35
Retained earnings	5,026	2,310	7,336

Total stockholders’ equity	81,999	2,433	84,432

Total liabilities and stockholders’ equity	$144,595	(9,475)	$135,120

	As Previously Reported 3-months Ended June 30, 2005	Adjustments	As Restated 3-months Ended June 30, 2005
Revenue	$27,606	$—	$27,606
Cost of revenue	10,407	—	10,407
Amortization of intangible assets	515	(228)	287

Gross profit	16,684	228	16,912

Operating expenses:
Research and development	5,427	—	5,427
Sales and marketing	5,306	—	5,306
General and administrative	3,946	(5)	3,941
Acquired in-process research and development	4,800	(2,226)	2,574
Stock-based compensation	27	—	27

Total operating expenses	19,506	(2,231)	17,275

Income (loss) from operations	(2,822)	2,459	(363)

Other income (expense), net	(1,010)	—	(1,010)

Income (loss) before income taxes	(3,832)	2,459	(1,373)

Provision for income taxes	(612)	(149)	(761)

Minority interests	296	—	296

Net income (loss)	$(4,148)	$2,310	$(1,838)

Net income (loss) per share:
Basic	$(0.30)		$(0.13)

Diluted	$(0.30)		$(0.13)

	As Previously Reported 6-months Ended June 30, 2005	Adjustments	As Restated 6-months Ended June 30, 2005
Revenue	$49,510	$—	$49,510
Cost of revenue	19,529	—	19,529
Amortization of intangible assets	565	(228)	337

Gross profit	29,416	228	29,644

Operating expenses:
Research and development	8,437	—	8,437
Sales and marketing	8,057	—	8,057
General and administrative	6,835	(5)	6,830
Acquired in-process research and development	4,800	(2,226)	2,574
Stock-based compensation	67	—	67

Total operating expenses	28,196	(2,231)	25,965

Income (loss) from operations	1,220	2,459	3,679

Other income (expense), net	(712)	—	(712)

Income (loss) before income taxes	508	2,459	2,967

Provision for income taxes	(2,283)	(149)	(2,432)

Minority interests	296	—	296

Net income (loss)	$(1,479)	$2,310	$831

Net income (loss) per share:
Basic	$(0.11)		$0.06

Diluted	$(0.11)		$0.05

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (unaudited, in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Numerator:
Net income (loss)	$(1,838)	$1,130	$831	$3,733

Denominator:
Basic:
Weighted average common shares outstanding	13,981	13,454	13,891	13,363
Less: weighted average shares subject to repurchase	(1)	(44)	(5)	(49)

Denominator for basic calculation	13,980	13,410	13,886	13,314

Net income (loss) per share – Basic	$(0.13)	$0.08	$0.06	$0.28

Diluted:
Weighted average common shares outstanding	13,980	13,454	13,886	13,363
Weighted average dilutive effect of convertible preferred stock	—	—	—	—
Weighted average dilutive effect of common stock options		1,912	1,520	2,008

Denominator for diluted calculation	13,980	15,366	15,406	15,371

Net income (loss) per share – Diluted	$(0.13)	$0.07	$0.05	$0.24

INTERVIDEO, INC.

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005 (restated)	2004
Antidilutive options to purchase common shares	2,337	858	861	796

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

	Three months ended June 30,		Six months ended June 30,
(unaudited; in thousands, except per share amounts)	2005 (Restated)	2004	2005 (Restated)	2004
Net income (loss), as reported	$(1,838)	$1,130	$831	$3,733
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	27	74	67	149
Deduct: Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(1,179)	(1,513)	(2,385)	(2,594)

Pro forma net income (loss)	$(2,990)	$(309)	$(1,487)	$1,288

Net income (loss) per share
Basic – as reported	$(0.13)	$0.08	$0.06	$0.28

Basic – pro forma	$(0.21)	$(0.02)	$(0.11)	$0.10

Diluted – as reported	$(0.13)	$0.07	$0.05	$0.24

Diluted – pro forma	$(0.21)	$(0.02)	$(0.11)	$0.08

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

The components of comprehensive income (loss) were as follows (unaudited, in thousands):

	Three months ended, June 30,		Six months ended, June 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Net income (loss)	$(1,838)	$1,130	$831	$3,733
Other comprehensive income (loss):
Change in unrealized gain (loss) of available-for-sale investments	(2,289)	(209)	(1,194)	(177)
Change in cumulative translation adjustment	104	(16)	108	14

Comprehensive income (loss)	$(4,023)	$905	$(255)	$3,570

Note 3. Acquisition of Ulead Systems

On April 20, 2005, InterVideo and its wholly-owned subsidiary, InterVideo Digital Technology Corp., acquired 33,284,395 shares of Ulead Systems, Inc. (“Ulead”) at 30 NT (US$0.95) per share pursuant to InterVideo’s previously-announced tender offer for the issued shares of Ulead and pursuant to stock purchase agreements with Microtek International Inc. and certain other shareholders of Ulead. Also on April 20, 2005, InterVideo acquired an additional 1,000,000 shares of Ulead at a purchase price of 30 NT (US$0.95) per share through its acquisition of a holding company, Strong Ace Limited. The aggregate purchase price for the 34,284,395 shares of Ulead was US $32.6 million and was paid in cash. Together with the shares that InterVideo purchased prior to the tender offer, InterVideo now owns a total of 48,817,395 shares of Ulead, or approximately 63% of the issued shares of Ulead, which were acquired for total cash payments of US$42.0 million. The Company believes its acquisition of the shares of Ulead supports its long-term strategic direction, strengthens its competitive position in the multimedia software market, expands its retail presence and provides greater scale to increase its investment in research and development to accelerate product innovation and increase shareholder value.

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

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No.141, “Business Combinations”. Assets acquired and liabilities assumed were recorded at their fair values as of April 20, 2005. The following summarizes the total purchase price for Ulead (unaudited, in thousands):

(Restated)
Cash consideration	$42,012
Estimated direct transaction costs	843

Total purchase price	$42,855

Under the purchase method of accounting, the total estimated purchase price is allocated to Ulead’s net tangible and identifiable intangible assets based on the book value as of April 20, 2005 and the step up value at the percentage of ownership interest acquired as set forth below. The excess of the fair value of the net assets to the extent of the ownership interest acquired, over the purchase price equals the negative goodwill amount that has been allocated, on a pro rata basis, to certain of the acquired non-current assets. Based upon the estimated purchase price and review of the net assets acquired and liabilities assumed, the preliminary price allocation is as follows (unaudited, in thousands):

INTERVIDEO, INC.

(restated)
Current assets	$36,854
Property, plant and equipment	20,556
Intangible assets	7,942
In-process research and development	2,543
Other non-current assets	2,865

Total assets	70,760

Current liabilities	(6,895)
Long term liabilities	(1,852)
Minority interest	(19,158)

Total liabilities and minority interest	(27,905)

Net assets:	$42,855

Total purchase price	42,855

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

			June 30, 2005
Intangible Assets (unaudited, in thousands) at approximately 63%	Fair Value (Restated)	Accumulated Amortization (restated)	Net Book Value (restated)	Useful Life
Existing technology – Photo, Video & DVD	$3,804	$(98)	$3,705	5 & 6 years
Customer contracts and related relationships	2,019	(27)	1,993	8 years
Trade name	2,119	(45)	2,074	6 years

Total intangible assets	$7,942	$(170)	$7,772

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

Pro Forma Financial Information (unaudited)

Supplemental unaudited pro forma information reflecting the acquisition of Ulead as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Six months ended, June 30,
	2005 (restated)	2004 (restated)
Total revenue	$58,925	$54,862
Net income (loss)	$1,341	$(631)
Basic net income (loss) per share	$0.10	$(0.05)
Diluted net income (loss) per share	$0.09	$(0.05)

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

INTERVIDEO, INC.

Property and equipment, net

Property and equipment, net, consists of the following (unaudited, in thousands):

	June 30, 2005 (Restated)	December 31, 2004
Equipment	$3,167	$2,025
Furniture and fixtures	596	415
Purchased software	5,162	1,866
Land	12,219	—
Buildings	7,467	—
Leasehold improvements	773	572
Vehicles	163	147
Construction in process	—	142

	29,547	5,167
Less: Accumulated depreciation and amortization	(5,553)	(2,561)

Property and equipment, net	$23,994	$2,606

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (unaudited, in thousands):

	June 30, 2005 (Restated)	December 31, 2004
Purchased development technology	$3,839	$1,000
In-process research and development	2,574	—
Customer contracts and related relationship	2,043	—
Trade name	2,145	—
Less: Accumulated amortization	(2,829)	(917)

Total other purchased intangible assets	$7,772	$83

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

INTERVIDEO, INC.

Accrued liabilities

Accrued liabilities consist of the following (unaudited, in thousands):

	June 30, 2005 (Restated)	December 31, 2004
Payroll and related benefits	$2,562	$2,220
Royalties	8,754	8,414
Audit and accounting related fees	2,041	791
Taxes Payable	2,034	333
Other	3,663	1,704

Total accrued liabilities	$19,054	$13,462

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

INTERVIDEO, INC.

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues by Sales Channel:
OEMs	$19,046	$14,015	$37,770	$29,795
Web sales and retail	8,560	2,689	11,740	5,730

Total revenue	$27,606	$16,704	$49,510	$35,525

Revenues by Geographic Region:
United States	$11,837	$8,521	$24,678	$18,519
Europe	3,026	947	4,867	2,296
Asia:
Japan	11,180	5,815	17,482	12,212
Other Asia	1,563	1,421	2,483	2,498

Total revenue	$27,606	$16,704	$49,510	$35,525

Revenues by Products:
WinDVD	$12,500	$12,206	$26,293	$26,831
VideoStudio	3,282	—	3,282	—
Other products	11,824	4,498	19,935	8,694

Total revenue	$27,606	$16,704	$49,510	$35,525

The following is a summary of tangible long-lived assets by geographic region (unaudited, in thousands):

	June 30, 2005 (restated)	December 31, 2004
Tangible long-lived assets:
United States	$1,143	$1,247
Europe	102	—
Asia:
Japan	293	161
China	418	408
Taiwan	22,038	790

Total tangible long-lived assets	$23,994	$2,606

INTERVIDEO, INC.

The following individual customers accounted for greater than 10% of revenue in any of the periods presented (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue from:
Customer A	24%	24%	29%	22%
Customer B	9%	13%	10%	13%
Customer C	11%	3%	6%	3%

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

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 as previously reported in the Company’s Form 10-Q for the quarter ended June 30, 2005. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

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

As discussed in more detail in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A, our review of the purchase accounting method under SFAS No. 141 has resulted in a determination to apply the partial goodwill method instead of the full goodwill method to our acquisition of Ulead due to the existence of the non-controlling interest in Ulead after this acquisition. The application of the partial goodwill method requires the Company to record its share of Ulead’s assets, liabilities and resulting intangible assets, including goodwill, at the proportionate share acquired based upon the purchase price.

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

INTERVIDEO, INC.

Results of Operations – Comparison of the three and six months ended June 30, 2005 and 2004 (unaudited).

	Three months ended June 30,		Six months ended June 30,
	2005 (Restated)	2004	2005 (Restated)	2004
As a percentage of revenue:
Revenue	100%	100%	100%	100%

Cost of revenue	39	46	40	44

Gross profit	61	54	60	56

Operating expenses:
Research and development	20	16	17	14
Sales and marketing	19	16	16	15
General and administrative	14	12	14	10
Stock-based compensation	—	—	—	1
In-process research and development	9	—	6	—

Total operating expenses	62	44	53	40

Income (loss) from operations	(1)	10	7	16
Other income (expense), net	(4)	1	(1)	1

Income (loss) before income taxes	(5)	11	6	17
Minority interests	1	—	1	—

Provision for income taxes	3	4	5	6

Net income (loss)	(7)%	7%	2%	11%

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

Cost of revenue (Unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005 (Restated)	2004		2005 (Restated)	2004
Cost of revenue	10,694	7,719	39%	19,866	15,653	27%
Percentage of total revenue	39%	46%		40%	44%

Cost of revenue increased to $10.7 million, or 39% of revenue, for the three months ended June 30, 2005 from $7.7 million, or 46% of revenue, for the three months ended June 30, 2004. For the six months ended June 30, 2005, cost of revenue increased 27% to $19.9 million as compared to $15.7 million for the six months ended June 30, 2004. The increase in absolute dollars for both the three and six month periods ended June 30, 2005 was primarily due to cost of revenue from Ulead operations and overall increased unit sales. The decrease as a percentage of revenue was largely due to the lower per unit costs as a percentage of revenue on Ulead product sales offset somewhat by an overall decline in selling prices of our WinDVD products and an increase in per unit royalties paid to Dolby Laboratories.

Cost of revenue in absolute dollars will continue to be impacted by per unit costs of royalties. We expect that cost of revenue as a percentage of revenue will be impacted favorably by the integration and growth of Ulead product sales that complaint our own and the introduction of our newer, higher margin products offset by continued price erosion in our WinDVD sales to our OEM customers.

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction of amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. As a result, cost of revenue as a percentage of revenue has been reduced, from 40% and 41% to 39% and 40% for the three and six month periods ended June 30, 2005, respectively. Cost of revenue decreased in absolute dollars by $228,000 from $10.9 million and $20.1 million to $10.7 million and $19.9 million for the three and six month periods ended June 30, 2005, respectively.

INTERVIDEO, INC.

Gross profit (unaudited, dollars in thousands)

	Three months ended June 30,			Six months ended June 30,
	2005 (Restated)	2004	Percent Change	2005 (Restated)	2004	Percent Change
Gross profit	16,912	8,985	88%	29,644	19,872	49%
Percentage of total revenue	61%	54%		60%	56%

Gross profits were 61% of revenue for the three months ended June 30, 2005 as compared to 54% for the three months ended June 30, 2004. The increase reflects the sale of higher margin Ulead products and an increase in revenues from other products that typically enjoy higher gross profits. These increases were offset somewhat by the lower average selling prices of our WinDVD products to our major OEM customers, an increase in per unit royalties paid to Dolby Laboratories and higher amortization of intangible assets associated with the acquisition of Ulead.

For the six months ended June 30, 2005, gross profits were $29.6 million or 60% of revenue as compared with $19.9 million or 56% of revenue for the six months ended June 30, 2004. The increase reflects the sale of higher margin Ulead products and an increase in revenues from other products that typically enjoy higher gross profits. These increases were offset somewhat by the lower average selling prices of our WinDVD products to our major OEM customers, an increase in per unit royalties paid to Dolby Laboratories. Also reflected in the gross profits for the six month period ended June 30, 2004 was the aforementioned recognition of approximately $600,000 of previously deferred revenue as a result of changes in contractual arrangements wherein the related product costs were recorded in an earlier period.

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

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction of amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. As a result, gross profit as a percentage of revenue has increased, accordingly, from 60% and 59% to 61% and 60% for the three and six month periods ended June 30, 2005, respectively. Gross profit increased in absolute dollars by $228,000 from $16.7 million and $29.4 million to $16.9 million and $29.6 million for the three and six month periods ended June 30, 2005, respectively.

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

INTERVIDEO, INC.

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

General and administrative expenses (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005 (Restated)	2004		2005 (Restated)	2004
General and administrative expenses	3,941	1,975	100%	6,830	3,680	86%
Percentage of total revenue	14%	12%		14%	10%

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

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction of amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. The impact on general and administrative expenses as a percentage of revenue and in absolute dollars for the three and six month periods ended June 30, 2005 was immaterial.

INTERVIDEO, INC.

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

In-Process Research and Development (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005 (Restated)	2004		2005 (Restated)	2004
In-process research and development	2,574	0	N/A	2,574	0	N/A
Percentage of total revenue	9%	—%		6%	—%

During the three and six month periods ended June 30, 2005, a $2.6 million charge to operating expenses was incurred in connection with the Ulead acquisition because we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed.

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction of amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. As a result, in-process research and development as a percentage of revenue has decreased, from 17% and 10% to 9% and 6% for the three and six month periods ended June 30, 2005, respectively. In-process research and development decreased in absolute dollars by $2.2 million from $4.8 million to $2.6 million for the three and six month periods ended June 30, 2005, respectively

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

Provision for income taxes (unaudited, dollars in thousands)

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005 (Restated)	2004		2005 (Restated	2004
Provision for income taxes	761	747	2%	2,432	2,377	2%
Percentage of total revenue	3%	4%		5%	6%

We recorded a provision for income taxes of $761,000 and $2.4 million for the three and six months ended June 30, 2005, respectively as compared to $747,000 and $2.4 million for the three and six months ended June 30, 2004. Our effective tax rate for the six months ended June 30, 2005 differs from the statutory federal rate primarily due to the in-process research and development charge, state taxes, net of federal benefit, difference between federal and foreign tax rates and foreign withholding taxes.

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction in amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. This restatement resulted in higher income before income taxes and caused the provision for income taxes to increase by $149,000 to $761,000 and $2.4 million for the three and six month periods ended June 30, 2005, respectively. Provision for income taxes as a percentage of revenue increased from 2% to 3% for the three month period ended June 30, 2005.

Liquidity and Capital Resources

During the six months ended June 30, 2005, cash, cash equivalents and short-term investments decreased by $3.6 million to $71.0 million, representing 52% of our total assets. Included in this amount is cash, cash equivalents and short-term investments from the acquisition of Ulead of $26.0 million. Our cash, cash equivalents and short-term investments totaled $74.6 million at December 31, 2004 and represented 73% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit.

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2005. Net income of $831,000 was adjusted for depreciation and amortization of $1.4 million, non-cash investment loss of $1.1 million, the write-off of in-process research and development of $2.6 million, stock-based compensation of $67,000, provision for doubtful accounts of $129,000, decreases in prepaid expenses and other current assets of $511,000, and an increase in deferred revenue of $3.7 million. These amounts were offset by the minority interest in losses of subsidiary of $296,000, increases in accounts receivable of $5.7 million and other assets of $777,000 and a decrease in accrued liabilities and income taxes payable of $305,000. The adjustment for depreciation and amortization includes $337,000 for amortization of intangible assets arising primarily as a result of the Ulead acquisition. Non-cash investment loss includes $672,000 write-off of a long term investment and $295,000 realized loss on the sale of securities in connection with the acquisition of Ulead. The write-off of in-process research and development represents a charge to operating expenses in conjunction with the Ulead acquisition whereby we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The decrease in prepaid expenses and other current assets includes $270,000 of amortization of directors’ and officers’ insurance premiums and a decrease in deferred costs related to the realization of deferred retail revenue of $294,000. The increase in deferred revenue and accounts receivable is primarily due to the Microsoft, Inc. agreement signed during the quarter. The remaining increase in accounts receivable is primarily due to Ulead accounts receivable changes since the acquisition.

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

INTERVIDEO, INC.

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

The effect of the aforementioned restatement as a result of the application of the partial goodwill method in accordance with the provisions of SFAS 141 to the Ulead acquisition was to decrease the net loss of $1.5 million by $2.3 million resulting in net income of $831,000, decrease depreciation and amortization charges by $233,000, decrease the acquired in-process research and development charge by $2.2 million and reduce the decrease in accrued liabilities and income taxes payable by $149,000. The restatement had no overall impact on the net cash provided by operating, investing and financing activities or the overall net increase in cash and cash equivalents for the six month period ended June 30, 2005.

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

We incurred a net loss of $1.8 million for the quarter ended June 30, 2005. As of June 30, 2005, we had retained earnings of $7.3 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. These expenses include research and development and marketing expenses relating to products that will not be introduced and will not generate revenue until later periods, if at all. We may not achieve profitability on a quarterly or annual basis in the future.

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

On April 20, 2005, we acquired a controlling percentage of the issued shares of Ulead. We have limited experience in acquiring businesses and technologies, including businesses with international operations. The transaction with Ulead is our largest acquisition to date. The transaction with Ulead and any other proposed or completed acquisitions and investments involve numerous risks, including:

•	unanticipated developments or events concerning the financial condition, assets, liabilities, operations, business or prospects of Ulead might arise;

•	unanticipated costs and accounting errors associated with the transaction including the restatement of financial results and other issues associated with complicated cross-border transactions;

•	adverse effects on existing business relationships with suppliers and customers;

•	diversion of management’s attention from our core business including international travel to Taiwan;

•	customer acceptance of new technology or product offerings from the Ulead business;

•	problems maintaining internal accounting and disclosure controls and procedures and other uniform standards or policies with a company that was not subject to U.S. generally-accepted accounting principles or disclosure requirements prior to the consummation of the transaction and that has operations outside of the United States;

•	problems integrating the operations, personnel, technologies or products of the companies;

•	challenges in providing accurate financial forecasts;

•	conflicts of interest issues that might arise between InterVideo and Ulead as a majority-owned subsidiary; and

•	potential loss of key management, engineers and other employees.

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

A substantial majority of our revenue is generated by our PC OEM customers that pay us a license fee based upon the number of copies of our software they bundle with the PCs that they sell. In collecting these fees, preparing our financial reports, projections and budgets and in directing our sales efforts and product development, we rely on our customers to accurately report the number of units licensed. We have never audited any of our customers to verify the accuracy of their reports or payments. Most of our license agreements permit us to audit our customers, but audits are expensive and time consuming and could harm our customer relationships. >From time to time, customers have provided us with inaccurate reports, which resulted in our under-reporting or over-reporting revenue for the associated period and recording an adjustment in a future period. If any of our customer reports are inaccurate, the revenue we collect and report will be inaccurate and we may be required to make an adjustment to our revenue for a subsequent period, which could harm our business and credibility in the financial community.

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

INTERVIDEO, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Due to the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that existed as of December 31, 2004 described below, have not been remediated, and in addition, our management has determined that a material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting, described below, existed as of June 30, 2005. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

Material weaknesses in our internal control over financial reporting that were identified at December 31, 2004 are related to:

•	Inadequate controls and procedures in place to effectively identify and monitor amendments to software license arrangements. As a result of these deficiencies, our accounting personnel may not be made aware of changes to software license arrangements that require recognition in our financial accounting records. Accordingly, errors in our accounting for revenue may occur and not be detected. As a result of these deficiencies, more than a remote likelihood exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

•	Insufficient processes and controls, including management oversight and review, over our income tax accounting practices, estimates, calculations and required disclosures. As a result of these deficiencies, material errors were identified in the computation of our current period income tax expense and in amounts reported as deferred income taxes in our income tax disclosures. These errors were identified and corrected prior to the issuance of our financial statements as of and for the year ended December 31, 2004.

•	Inadequate controls within our accounting and financial information systems over user access, segregation of duties and monitoring of information systems. As a result of these deficiencies, we identified instances whereby users had access to and authority to initiate transactions within certain modules and applications of our accounting and financial systems that were not consistent with their respective roles and responsibilities. Such inappropriate access rights and inappropriate segregation of duties give rise to the potential for unauthorized and undetected activity within our information systems and results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions.

Material weakness in our internal control over financial reporting that was identified at June 30, 2005 is related to:

•	Insufficient processes and controls over financial accounting and disclosures in connection with the Ulead acquisition. The Ulead acquisition posed complexities associated with the application of purchase accounting under SFAS No. 141, “Business Combinations” due to the Company’s non-controlling interest ownership and consequently resulted in adjustments pertaining to the purchase related in-process research and development costs and intangibles amortization attributable to minority interest holders. These control deficiencies resulted in the restatement of the Company’s consolidated financial statements for the periods ended June 30, 2005, and September 30, 2005. We identified the necessary adjustments subsequent to the issuance of the Forms 10-Q for the aforementioned periods.

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

In making our assessment of the internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In connection with this restatement, management determined that the material weakness existed as of June 30, 2005 and it has not been remediated.

INTERVIDEO, INC.

Changes in Internal Control over Financial Reporting

During the second quarter of 2005, we have taken the following steps to remediate the material weaknesses identified above:

•	We have completed and implemented the revised contract review process by specifically identifying key positions throughout the Company that are accountable for providing timely input and comments on all contractual documents. The contract administrator that was hired in the first quarter of 2005 is monitoring and tracking all contracts and ensuring that such contracts, including licensing agreements, are properly and timely reviewed by all appropriate personnel. This revised process has been fully documented and provided to the relevant employees.

•	We have successfully implemented the parameters outlined in the engagement letter, which was signed during the first quarter of 2005, enhancing the communications between us and our external tax service provider. These enhancements have included frequent discussions and regular dissemination of pertinent information to ensure the service provider’s knowledge of our business is current in order that appropriate guidance can be provided to our management. Additionally, several members of management have participated in tax education seminars offered by our service provider and other external sources.

•	Under the direction of our Director of Information Technology, we have completed the implementation of limitations over user access to certain applications and modules within our information systems to more appropriately segregate certain individuals’ authority in a manner consistent with their respective roles and responsibilities. We have also developed a user and job function matrix to clearly identify and limit specific application user access consistent with the roles and responsibilities of a given job function. Additionally, we have purchased and implemented a software tool that allows for the monitoring of our critical application environment including databases, application functions, scheduled processes and the overall system environment. This tool provides us with an audit trail and log of any unauthorized access to our systems as well as notification when an unauthorized change within these systems occurs.

•	In relation to the adjustments required pertaining to the accounting and disclosures associated with the Ulead acquisition, we announced the restatement of our financial statements for the quarters ended June 30, 2005 and September 30, 2005 and publicly released the effect of these adjustments on our financial statements, accordingly. While we identified the necessary adjustments, we acknowledge that these adjustments were not identified until after the filing of our Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005. As such, we have engaged outside consultants to provide additional expertise in the financial reporting area and are re-assessing our current expertise and staffing needs in the event complex transactions such as the ones described herein arise in the future.

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

INTERVIDEO, INC.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 are as follows:

Exhibit footnote	Exhibit Number		Description
(a)	3.1		Certificate of Incorporation

(b)	3.2		Bylaws

(c)	4.1		Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	10.1	+	DVD Playback Technology License Agreement with Microsoft Corporation dated June 28, 2005.

(d)	10.2		Management Bonus Plan

	31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Exhibit 3.2 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(d)	Filed as Exhibit 10.1 to our Form 8-K filed on May 6, 2005 and incorporated herein by reference.
+	Confidential treatment requested for certain portions of agreement.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2006

InterVideo, Inc.
(Registrant)

By:	/s/ STEVE RO
Steve Ro
Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH
Randall Bambrough
Chief Financial Officer

INTERVIDEO, INC.

EXHIBIT INDEX

Exhibit footnote	Exhibit Number		Description
(a)	3.1		Certificate of Incorporation

(b)	3.2		Bylaws

(c)	4.1		Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	10.1	+	DVD Playback Technology License Agreement with Microsoft Corporation dated June 28, 2005.

(d)	10.2		Management Bonus Plan

	31.1		Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2		Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Exhibit 3.2 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(d)	Filed as Exhibit 10.1 to our Form 8-K filed on May 6, 2005 and incorporated herein by reference.
+	Confidential treatment requested for certain portions of agreement.