Form 10-Q/A
period 2005-09-30
INTERVIDEO INC
filed 2006-03-10
CIK 1114084

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

NTERVIDEO, INC.

FORM 10-Q/A

QUARTER ENDED SEPTEMBER 30, 2005

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A amends and restates Part I, Items 1,2 and 4, and Part II, Item 6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 14, 2005 (the “Original Filing”). The Company is filing this Amendment No. 1 to reflect the restatement of our condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005.

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

The purpose of the restatement is to correctly reflect such changes, including but not limited to the computation of goodwill, other purchased intangible assets, deferred tax assets and liabilities, minority interest, and several expense items. The effect of the restatement is to decrease total assets as of September 30, 2005 by $9.2 million and to increase the Company’s net income for the three and nine month periods ended September 30, 2005 by $137,000 and $2.4 million, respectively. Additional detail regarding the restatement is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 14, 2005, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

INTERVIDEO, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	(a) Condensed Consolidated Balance Sheets at September 30, 2005 (restated and unaudited, see Note 2) and December 31, 2004	3
	(b) Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and 2004 (restated and unaudited, see Note 2)	4
	(c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (restated and unaudited, see Note 2)	5
	(d) Notes to Condensed Consolidated Financial Statements (restated and unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 2.	Unregistered sales of equity securities and use of proceeds	48

Item 6.	Exhibits	49

Signatures		50

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except per share amounts)

	September 30, 2005 Restated (See Note 2)	December 31, 2004 (1)
ASSETS
Current assets:
Cash and cash equivalents	$31,384	$27,410
Short-term investments	40,935	47,177
Accounts receivable, net of allowance for doubtful accounts of $553 and $215, respectively	13,307	5,660
Deferred tax assets	723	256
Inventory	2,298	444
Held for sale assets	19,611	—
Prepaid expenses and other current assets	3,809	2,136

Total current assets	112,067	83,083

Property and equipment, net	3,605	2,606
Goodwill	1,018	1,018
Other purchased intangible assets	7,449	83
Deferred tax assets	4,718	5,446
Other assets	4,383	9,539

Total assets	$133,240	$101,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,634	$1,098
Accrued liabilities	17,445	13,462
Deferred revenue	8,533	4,002

Total current liabilities	28,612	18,562

Long term liabilities:
Deferred tax liabilities	—	—
Other long term liabilities	1,407	—

	1,407	—

Minority interest	19,285	—

Stockholders’ equity:
Common stock, $0.001 par value: 150,000 shares authorized; 13,962 and 13,661 shares issued and outstanding, respectively	14	14
Additional paid-in capital	74,890	76,498
Notes receivable from stockholders	(570)	(830)
Deferred stock-based compensation	(8)	(95)
Accumulated other comprehensive income	(263)	1,121
Retained earnings	9,873	6,505

Total stockholders’ equity	83,936	83,213

Total liabilities and stockholders’ equity	$133,240	$101,775

(1)	December 31, 2004 financials are obtained from audited financials in the 2004 10-K

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005 Restated (See Note 2)	2004	2005 Restated (See Note 2)	2004
Revenue	$29,002	$18,510	$78,512	$54,035
Cost of revenue	9,330	8,245	28,860	23,798
Amortization of intangible assets	324	50	661	150

Gross profit	19,348	10,215	48,991	30,087

Operating expenses:
Research and development	6,272	2,380	14,709	7,276
Sales and marketing	5,367	2,299	13,424	7,771
General and administrative	4,019	3,085	10,849	6,764
Acquired in-process research and development	—	—	2,574	—
Stock-based compensation(1)	3	77	70	226

Total operating expenses	15,661	7,841	41,626	22,037

Income from operations	3,687	2,374	7,365	8,050

Other income, net of expenses	831	211	119	645

Income before income taxes	4,518	2,585	7,484	8,695

Provision for income taxes	(2,205)	(1,275)	(4,636)	(3,652)

Minority Interest	224	—	520	—

Net income	$2,537	$1,310	$3,368	$5,043

Net income per share:
Basic	$0.18	$0.10	$0.24	$0.38

Diluted	$0.16	$0.09	$0.22	$0.33

Number of shares used in net income per share calculation:
Basic	14,046	13,436	13,940	13,354

Diluted	15,382	15,274	15,400	15,352

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Research and development	$5	$25	$28	$81
Sales and marketing	(7)	24	17	39
General and administrative	5	28	25	106

Total stock-based compensation expenses	$3	$77	$70	$226

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005 Restated (See Note 1)	2004
Cash flows from operating activities:
Net income	$3,368	$5,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,927	885
Deferred taxes		(71)
Acquired in-process research and development	2,574	—
Minority interest in loss	(520)	—
Non cash investment loss	1,178	—
Stock-based compensation	70	226
Provision for doubtful accounts	181	115
Loss from disposal of property and equipment	109	28
Interest income on notes receivable from stockholders	(22)	(30)
Equity in net loss of long-term investments	—	35
Changes in operating assets and liabilities:
Accounts receivable	(1,818)	(2,624)
Prepaid expenses and other current assets	(928)	(593)
Other assets	(1,657)	160
Accounts payable	627	(74)
Deferred revenue	4,152	(40)
Accrued liabilities and income taxes payable	(1,243)	2,018

Net cash provided by operating activities	7,998	5,078

Cash flows from investing activities:
Purchases of property and equipment	(1,258)	(931)
Purchases of short-term investments	(25,851)	(71,758)
Proceeds from maturities of short-term investments	46,057	56,265
Acquisition of Ulead, net of cash acquired of $13.6 million	(22,744)	(1,662)

Net cash used in investing activities	(3,796)	(18,086)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	3,244	1,271
Proceeds from repayment of notes receivable	282	113
Payment for repurchased stock	(3,857)	(2,596)

Net cash used in financing activities	(331)	(1,212)

Effect of change in exchange rates on cash and cash equivalents	103	9

Net increase (decrease) in cash and cash equivalents	3,974	(14,211)

Cash and cash equivalents, beginning of period	27,410	46,875

Cash and cash equivalents, end of period	$31,384	$32,664

Supplementary disclosure:
Income tax payments, net of refunds	$3,267	$1,991

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

Note 2. Basis of presentation and restatement:

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

Restatement

The Company has restated its Unaudited Condensed Consolidated Financial Statements as of September 30, 2005 including the Condensed Consolidated Balance Sheet as of September 30, 2005, the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2005, the Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2005 and the related Notes to Condensed Consolidated Financial Statements.

The restatement on this Form 10-Q/A was due to the misapplication of certain complex accounting principles to Intervideo’s purchase of Ulead Systems, Inc. (“Ulead”) with non-controlling interest and other adjustments pertaining to amortization charges of intangible assets and deferred taxes. The misapplication of accounting principles concern the manner in which the Company accounted for the purchase of its controlling interest in Ulead in April 2005. Ulead is a publicly traded company in Taiwan and a leading developer of innovative video, imaging and DVD authoring software. InterVideo’s review of its application of purchase accounting under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and the completion of its purchase price allocation has resulted in the determination to apply the partial goodwill method (or parent company theory) instead of the previously applied full goodwill method (or entity theory). The application of the partial goodwill method requires the Company to record its share of Ulead’s assets, liabilities and resulting intangible assets, including goodwill, at the proportionate share acquired based upon the purchase price. The overstated amortization charges are the result of the Company incorrectly calculating the amount of purchase related research and development costs and intangibles amortization. The deferred tax adjustments resulted from the finalization of the deferred income tax analysis associated with the Ulead purchase.

The effect of the restatement is to decrease total assets as of September 30, 2005 by $9.2 million and to increase the Company’s net income for the three and nine month periods ended September 30, 2005 by $137,000 and $2.4 million, respectively. The following table shows the Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2005 and the Condensed Consolidated Balance Sheet as of September 30, 2005 as previously reported and the adjustments made to arrive at the restated Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2005 and the Condensed Consolidated Balance Sheet as of September 30, 2005. The “Adjustments” column of the table reflects changes in accounts including, but not limited to, amortization of intangible assets and general and administrative expenses of the Condensed Consolidated Statement of Income, and other purchased intangible assets, goodwill, deferred tax liabilities and minority interest of the Condensed Consolidated Balance Sheet, due to the Company’s application of the partial goodwill method under SFAS No. 141 and other purchase accounting related adjustments pertaining to amortization charges of intangible assets and deferred taxes. The restated financial and other information included in this Form 10-Q/A should be read together with the Form 10-K.

	As Previously Reported September 30, 2005	Adjustments	As Restated September 30, 2005 (See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$31,384	$—	$31,384
Short-term investments	40,935	—	40,935
Accounts receivable, net of allowance for doubtful accounts of $553 and $215, respectively	13,307	—	13,307
Deferred tax assets	723	—	723
Inventory	2,298	—	2,298
Held for sale assets	19,500	111	19,611
Prepaid expenses and other current assets	3,809	—	3,809

Total current assets	111,956	111	112,067

Property and equipment, net	3,792	(187)	3,605
Goodwill	2,452	(1,434)	1,018
Other purchased intangible assets	13,918	(6,469)	7,449
Deferred tax assets	5,683	(965)	4,718
Other assets	4,670	(287)	4,383

Total assets	$142,471	$(9,231)	$133,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,634	—	$2,634
Accrued liabilities	17,282	163	17,445
Deferred revenue	8,194	339	8,533

Total current liabilities	28,110	502	28,612

Long term liabilities:
Deferred tax liabilities	6,228	(6,228)	—
Other long term liabilities	1,407	—	1,407

	7,635	(6,228)	1,407

Minority interest	23,949	(4,664)	19,285

Stockholders’ equity:
Common stock, $0.001 par value: 150,000 shares authorized; 13,962 and 13,661 shares issued and outstanding, respectively	14	—	14
Additional paid-in capital	74,890	—	74,890
Notes receivable from stockholders	(570)	—	(570)
Deferred stock-based compensation	(8)	—	(8)
Accumulated other comprehensive income (loss)	1,025	(1,288)	(263)
Retained earnings	7,426	2,447	9,873

Total stockholders’ equity	82,777	1,159	83,936

Total liabilities and stockholders’ equity	$142,471	$(9,231)	$133,240

	As Previously Reported 3-months Ended September 30, 2005	Adjustments	As Restated 3-months Ended September 30, 2005
Revenue	$29,002	$—	$29,002
Cost of revenue	9,319	11	9,330
Amortization of intangible assets	611	(287)	324

Gross profit	19,072	276	19,348

Operating expenses:
Research and development	6,272	—	6,272
Sales and marketing	5,367	—	5,367
General and administrative	4,025	(6)	4,019
Acquired in-process research and development	—	—	—
Stock-based compensation(1)	3	—	3

Total operating expenses	15,667	(6)	15,661

Income from operations	3,405	282	3,687

Other income, net of expenses	831	—	831

Income before income taxes	4,236	282	4,518

Provision for income taxes	(2,060)	(145)	(2,205)

Minority Interest	224	—	224

Net income	$2,400	$137	$2,537

Net income per share:
Basic	$0.17		$0.18

Diluted	$0.16		$0.16

Number of shares used in net income per share calculation:
Basic	14,046		14,046

Diluted	15,382		15,382

	As Previously Reported 9-months Ended September 30, 2005	Adjustments	As Restated 9-months Ended September 30, 2005
Revenue	$78,512	$—	$78,512
Cost of revenue	28,849	11	28,860
Amortization of intangible assets	1,176	(515)	661

Gross profit	48,487	504	48,991

Operating expenses:
Research and development	14,709	—	14,709
Sales and marketing	13,424	—	13,424
General and administrative	10,860	(11)	10,849
Acquired in-process research and development	4,800	(2,226)	2,574
Stock-based compensation(1)	70	—	70

Total operating expenses	43,863	(2,237)	41,626

Income from operations	4,624	2,741	7,365

Other income, net of expenses	119	—	119

Income before income taxes	4,743	2,741	7,484

Provision for income taxes	(4,342)	(294)	(4,636)
Minority Interest	520	—	520

Net income	$921	$2,447	$3,368

Net income per share:
Basic	$0.07		$0.24

Diluted	$0.06		$0.22

Number of shares used in net income per share calculation:
Basic	13,940		13,940

Diluted	15,400		15,400

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (unaudited, in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Numerator:
Net income	$2,537	$1,310	$3,368	$5,043

Denominator:
Basic:
Weighted average common shares outstanding	14,046	13,468	13,943	13,398
Less: weighted average shares subject to repurchase	—	(32)	(3)	(44)

Denominator for basic calculation	14,046	13,436	13,940	13,354

Net income per share – Basic	$0.18	$0.10	$0.24	$0.38

Diluted:
Weighted average common shares outstanding	14,046	13,468	13,943	13,398
Weighted average dilutive effect of common stock options	1,336	1,806	1,457	1,954

Denominator for diluted calculation	15,382	15,274	15,400	15,352

Net income per share – Diluted	$0.16	$0.09	$0.22	$0.33

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

	Three months ended September 30,		Nine months ended September 30,
(unaudited; in thousands, except per share amounts)	2005 (Restated)	2004	2005 (Restated)	2004
Net income, as reported	$2,537	$1,310	$3,368	$5,043
Add:
Stock-based employee compensation expenses included in reported net income, net of related tax effects	3	77	70	226
Deduct:
Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(1,205)	(1,628)	(3,590)	(4,123)

Pro forma net income (loss)	$1,335	$(241)	$(152)	$1,146

Net income (loss) per share
Basic – as reported	$0.18	$0.10	$0.24	$0.38

Basic – pro forma	$0.10	$(0.02)	$(0.01)	$0.09

Diluted – as reported	$0.16	$0.09	$0.22	$0.33

Diluted – pro forma	$0.09	$(0.02)	$(0.01)	$0.07

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

For the period ended September 30, 2005, the Company calculated its projected effective tax rate for the year ending December 31, 2005 to be 45% prior to the write-off of in-process research and development. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, and foreign withholding taxes.

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

The components of comprehensive income were as follows (unaudited, in thousands):

	Three months ended, September 30,		Nine months ended, September 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Net income	$2,537	$1,310	$3,368	$5,043
Other comprehensive income (loss):
Change in unrealized gain (loss) of available-for-sale investments	5	89	(1,189)	(89)
Change in cumulative translation adjustment	(303)	(14)	(196)	—

Comprehensive income	$2,239	$1,385	$1,983	$4,954

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

Under the purchase method of accounting, the total estimated purchase price is allocated to Ulead’s net tangible and identifiable intangible assets based on the book value as of April 20, 2005 and the step up value at the percentage of ownership interest acquired as set forth below. The excess of the fair value of the net assets to the extent of the ownership interest acquired, over the purchase price equals the negative goodwill amount that has been allocated on a pro rata basis to certain of the acquired non-current assets. Based upon the estimated purchase price and review of the net assets acquired and liabilities assumed, the preliminary price allocation is as follows (unaudited, in thousands):

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

Intangible Assets (unaudited, in thousands) at approximately 63%	Fair Value (Restated)	Accumulated Amortization (restated)	September 30, 2005 Net Book Value (restated)	Useful Life
Existing technology – Photo, Video & DVD	$3,804	$(269)	$3,535	5&6 years
Customer contracts and related relationships	2,019	(90)	1,929	8 years
Trade name	2,119	(134)	1,985	6 years

Total intangible assets	$7,942	$(493)	$7,449

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

INTERVIDEO, INC.

Pro Forma Financial Information (unaudited)

Supplemental unaudited pro forma information reflecting the acquisition of Ulead as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	Nine months ended, September 30,
	2005 (restated)	2004 (restated)
Total revenue	$87,927	$83,041
Net income	$3,643	$(216)
Basic net income per share	$0.26	$(0.02)
Diluted net income per share	$0.24	$(0.02)

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

Held for sale assets

During the quarter ended September 30, 2005, the land and building owned by Ulead is available for immediate sale. Ulead’s board of directors has resolved to dispose of the building. The company has been actively pursuing a buyer to complete the plan to sell the asset. The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The sale is expected to take place within one year. As of September 30, 2005, $19.6 million of land and building is classified as held for sale assets since it met the criteria of FASB (“Financial Accounting Standards Board”) No.144 Accounting for the Impairment or Disposal of Long-lived Assets.

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, the Company has restated its financial statements to reflect a reduction of amortization of several asset accounts due to the adoption of partial goodwill method in accordance with the provisions of SFAS 141 for the Ulead acquisition. As a result, the amount of held for sale assets has increased from $19.5 million to $19.6 million as of September 30, 2005.

INTERVIDEO, INC.

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (unaudited, in thousands):

	September 30, 2005 (Restated)	December 31, 2004
Purchased development technology	$3,839	$1,000
In-process research and development	2,574	—
Customer contracts and related relationships	2,043	—
Trade name	2,145	—
Less: Accumulated amortization	(3,152)	(917)

Total other purchased intangible assets	$7,449	$83

Accrued liabilities

Accrued liabilities consist of the following (unaudited, in thousands):

	September 30, 2005 (Restated)	December 31, 2004
Payroll and related benefits	$3,303	$2,220
Royalties	8,263	8,414
Audit and accounting related fees	795	791
Taxes payable	984	333
Other	4,100	1,704

Total accrued liabilities	$17,445	$13,462

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

INTERVIDEO, INC.

The following is a summary of revenue by sales channel and geographic region (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues by Sales Channel:
OEMs	$22,713	$15,647	$60,483	$45,442
Web sales and retail	6,289	2,863	18,029	8,593

Total revenue	$29,002	$18,510	$78,512	$54,035

Revenues by Geographic Region:
United States	$14,879	$9,823	$39,557	$28,342
Europe	2,626	681	7,493	2,977
Asia:
Japan	7,835	6,125	25,317	18,337
Other Asia	3,662	1,881	6,145	4,379

Total revenue	$29,002	$18,510	$78,512	$54,035

Revenues by Products:
WinDVD	$11,701	$12,169	$37,994	$39,000
License source code	4,000	—	4,000	—
Other products	13,301	6,341	36,518	15,035

Total revenue	$29,002	$18,510	$78,512	$54,035

The following is a summary of tangible long-lived assets by geographic region (unaudited, in thousands):

	September 30, 2005 (restated)	December 31, 2004
Tangible long-lived assets:
United States	$1,026	$1,247
Europe	110	—
Asia:
India	10	—
Japan	293	161
China	453	408
Taiwan	1,713	790

Total tangible long-lived assets	$3,605	$2,606

INTERVIDEO, INC.

The following individual customers accounted for greater than 10% of revenue in any of the periods presented (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue from:
Customer A	22%	26%	27%	23%
Customer B	9%	13%	10%	13%
Customer C	14%	0%	5%	0%

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

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been restated to reflect certain adjustments to the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 as previously reported in the Company’s Form 10-Q for the quarter ended September 30, 2005. See Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

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

INTERVIDEO, INC.

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

Cost of revenue (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005 (Restated)	2004		2005 (Restated)	2004
Cost of revenue	9,654	8,295	16%	29,521	23,948	23%
Percentage of total revenue	33%	45%		38%	44%

Cost of revenue consists primarily of license royalties, expenses incurred to manufacture, package and distribute our software products, the amortization of developed technology, costs associated with end-user PCS and the cost of settlement of intellectual property matters.

Cost of revenue was $9.7 million, or 33% of revenue, for the three months ended September 30, 2005 as compared to $8.3 million, or 45% of revenue, for the three months ended September 30, 2004. For the nine months ended September 30, 2005, cost of revenue increased 23% to $29.5 million as compared to $23.9 million for the nine months ended September 30, 2004. The increase in absolute dollars for both the three and nine month periods ended September 30, 2005 was primarily due to cost of revenue from Ulead operations and overall increased unit sales. The decrease as a percentage of revenue for the three month period ended September 30, 2005 was largely due to the lower per unit costs as a percentage of revenue on Ulead product sales offset somewhat by an overall decline in selling prices of our WinDVD products and increased royalties paid to Dolby Laboratories due to higher sales volume. The decrease as a percentage of revenue for the nine month period ended September 30, 2005 was largely due to the lower per unit costs as a percentage of revenue on Ulead product sales offset somewhat by an overall decline in selling prices of our WinDVD products, an increase in per unit royalties paid to Dolby Laboratories which was effective during the second quarter of fiscal year 2004 and overall increased royalties resulting from higher sales volume.

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

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction of amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. As a result, cost of revenue as a percentage of revenue has been reduced, from 34% to 33% for the three month period ended September 30, 2005. In absolute dollars, the amount has been reduced by $276,000 and $504,000, from $9.9 million and $30.0 million to $9.7 million and $29.5 million for the three and nine month periods ended September 30, 2005, respectively.

INTERVIDEO, INC.

Gross profit (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005 (Restated)	2004		2005 (Restated)	2004
Gross profit	19,348	10,215	89%	48,991	30,087	63%
Percentage of total revenue	67%	55%		62%	56%

Gross profits were 67% of revenue for the three months ended September 30, 2005 as compared to 55% for the three months ended September 30, 2004. The increase reflects the sale of higher margin Ulead products and an increase in revenues from other products that typically enjoy higher gross profits including revenue pursuant to the Microsoft agreement. These increases were offset somewhat by the lower average selling prices of our WinDVD products to our major OEM customers, an increase in royalties paid to Dolby Laboratories due to higher sales volume and higher amortization of intangible assets associated with the acquisition of Ulead which we expect will remain constant over future periods.

For the nine months ended September 30, 2005, gross profits were $49.0 million or 62% of revenue as compared to $30.1 million or 56% of revenue for the nine months ended September 30, 2004. The increase reflects the sale of higher margin Ulead products and an increase in revenues from other products that typically enjoy higher gross profits. These increases were offset somewhat by the lower average selling prices of our WinDVD products to our major OEM customers, an increase in per unit royalties paid to Dolby Laboratories which was effective during the second quarter of fiscal year 2004 and overall increased royalties resulting from higher sales volume. Also reflected in the gross profits for the nine month period ended September 30, 2004 was recognition of approximately $600,000 of previously deferred revenue as a result of changes in contractual arrangements wherein the related product costs were recorded in an earlier period.

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

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction of amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. As a result, gross profit increased by $276,000 to $19.3 million, and $504,000 to $49.0 million for the three and nine month periods ended September 30, 2005, respectively.

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

General and administrative expenses, (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005 (Restated)	2004		2005 (Restated)	2004
General and administrative expenses	4,019	3,085	30%	10,849	6,764	60%
Percentage of total revenue	14%	17%		14%	13%

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

For the nine months ended September 30, 2005, general and administrative expenses were $10.8 million or 14% of revenue as compared to $6.8 million or 13% of revenue for the nine months ended September 30, 2004. In addition to the increase in general and administrative expenses attributable to the Ulead acquisition of $2.7 million, the amount for the nine months ended September 30, 2005 includes increases in payroll and payroll related costs of $1.1 million due to increases in headcount primarily in the United States and Taiwan operations, increased audit, legal and other professional fees of $906,000 related to our annual report filings, Sarbanes-Oxley compliance and outside consulting offset by the aforementioned legal and administrative expenses associated with the pursuit of strategic transactions that occurred in the nine months ended September 30, 2004. Included in the Ulead general and administrative expenses for the nine months ended September 30, 2005 are $286,000 related to reduction in force activities in conjunction with the acquisition.

We expect general and administrative expenses to increase in absolute dollars as we build our infrastructure to support our anticipated growth and operations with the combined InterVideo and Ulead entities and as we incur increased legal expenses to defend and protect our intellectual property position.

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction of amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. The impact on general and administrative expenses as a percentage of revenue and in absolute dollars for the three and six month periods ended September 30, 2005 was immaterial.

INTERVIDEO, INC.

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

INTERVIDEO, INC.

In-Process Research and Development, (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005	2004		2005 (Restated)	2004
In-process research and development	0	0	N/A	2,574	0	N/A
Percentage of total revenue	—%	—%		3%	—%

In-process research and development represents incomplete research and development projects that had not reached technological feasibility and had no alternate future use as of the acquisition date of Ulead.

During the nine months ended September 30, 2005, a $2.6 million charge to operating expenses was incurred, in connection with the Ulead acquisition, because we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed.

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction of amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. As a result, in-process research and development as a percentage of revenue has decreased, from 6% to 3% for the nine month period ended September 30, 2005. In-process research and development decreased by $2.2 million from $4.8 million to $2.6 million for the nine month period ended September 30, 2005.

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

INTERVIDEO, INC.

Provision for income taxes, (unaudited, dollars in thousands)

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2005 (Restated)	2004		2005 (Restated)	2004
Provision for income taxes	2,205	1,275	73%	4,636	3,652	27%
Percentage of total revenue	8%	7%		6%	7%

We recorded a provision for income taxes of $2.2 million and $4.6 million for the three and nine months ended September 30, 2005, respectively, as compared to $1.3 million and $3.7 million for the three and nine months ended September 30, 2004, respectively. Our effective tax rate for the three months ended September 30, 2005 was 49%. For the nine months ended September 30, 2005 our effective tax rate was 45% prior to the write off of in-process research and development of $2.6 million related to the Ulead acquisition, which is not deductible for income tax purposes. For the three and nine month ended September 30, 2004 our effective tax rates were 49% and 42%, respectively. The effective tax rate for the three and nine months ended September 30, 2005 differs from the statutory federal rate primarily due to the in process research and development charge, state taxes, net of federal benefit, difference between federal and foreign tax rates and foreign withholding taxes.

As discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements, we have restated our financial statements to reflect a reduction in amortization expense due to the application of the partial goodwill method to the Ulead acquisition in accordance with the provisions of SFAS 141. The resulted increased income before income taxes caused the provision for income taxes increased by $145,000 to $2.2 million, and $294,000 to $4.6 million for the three and nine month periods ended September 30, 2005, respectively. Provision for income taxes as a percentage of revenue increased from 7% to 8% for the three month period ended September 30, 2005.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, cash, cash equivalents and short-term investments decreased by $2.3 million to $72.3 million, representing 54% of our total assets. Our cash, cash equivalents and short-term investments totaled $74.6 million at December 31, 2004 and represented 73% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of US treasury and federal agency notes, state and municipal notes/bonds, corporate bonds and certificates of deposit.

Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 2005. Net income of $3.4 million was adjusted for depreciation and amortization of $1.9 million, non-cash investment loss of $1.2 million, the write-off of in-process research and development of $2.6 million, stock-based compensation of $70,000, provision for doubtful accounts of $181,000, increase in accounts payable of $627,000 and an increase in deferred revenue of $4.2 million. These amounts were offset by the minority interest in losses of subsidiary of $520,000, increases in accounts receivable of $1.8 million, increases in prepaid expenses and other current assets of $928,000, an increase in other assets of $1.7 million and a decrease in accrued liabilities and income taxes payable of $1.2 million. The adjustment for depreciation and amortization includes $661,000 for amortization of intangible assets arising primarily as a result of the Ulead acquisition. Non-cash investment loss includes an $672,000 write-off of a long term investment and $295,000 realized loss on the sale of securities in connection with the acquisition of Ulead. The write-off of in-process research and development represents a charge to operating expenses in conjunction with the Ulead acquisition whereby we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The increase in prepaid expenses and other current assets includes $573,000 of audit and accounting fees and the renewal of directors’ and officers’ insurance premiums. The increase in deferred revenue and accounts receivable is primarily due to the Microsoft agreement which was deferred because product acceptance did not occur prior to September 30, 2005. The remaining increase in accounts receivable is primarily due to Ulead sales activity since the acquisition. The decrease in accrued liabilities and income taxes payable includes a decrease in the license royalty accrual of $151,000 and a decrease in audit and accounting fees of $535,000.

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

The effect of the aforementioned restatement as a result of the application of the partial goodwill method in accordance with the provisions of SFAS 141 to the Ulead acquisition was to increase net income by $2.4 million, decrease depreciation and amortization charges by $526,000, decrease the acquired in-process research and development charge by $2.2 million, increase deferred revenue by $11,000 and reduce the decrease in accrued liabilities and income taxes payable by $294,000. The restatement had no impact on the overall net cash provided by (used in) operating, investing and financing activities or the net increase in cash and cash equivalents for the nine month period ended September 30, 2005. We currently have no significant commitments for capital expenditures, but we expect to spend approximately $500,000 on capital expenditures in the remainder of 2005, which includes the upgrading and expansion of our world-wide facilities. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems. We have future lease commitments for buildings under non-cancelable operating leases through 2010. We have no other debt obligations.

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

We did not achieve profitability until our fiscal year ended December 31 2002, and we incurred a net loss for the quarter ended June 30, 2005. As of September 30, 2005, we had retained earnings of $9.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. These expenses include research and development and marketing expenses relating to products that may not be introduced and will not generate revenue until later periods, if at all. We may also incur significant operating expenses associated with the enforcement of our intellectual property rights. Further, our recent acquisition of Ulead makes it more difficult for us to predict profitability on a quarterly or annual basis. We may not achieve profitability on a quarterly or annual basis in the future.

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

INTERVIDEO, INC.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Due to the fact that the material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that existed as of December 31, 2004 described below, have not been remediated, and in addition, our management has determined that a material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) in our internal control over financial reporting, described below, existed as of September 30, 2005. Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

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

Material weakness in our internal control over financial reporting that was identified at September 30, 2005 is related to:

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

In making our assessment of the internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In connection with this restatement, management determined that the material weakness existed as of June 30, 2005 and as of September 30, 2005 and it has not been remediated.

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