Form 10-K
period 2005-12-31
INTERVIDEO INC
filed 2006-03-31
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates, computed by reference to the closing price for the common stock as quoted by the Nasdaq National Stock Market as of that date, was approximately $104,688,787. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of the close of business on March 24, 2006, the registrant had 13,930,246 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this report. The registrant may also file an amendment to the Form 10-K within 120 days after the end of the fiscal year covered by this report to include the information required by Part III of this Form 10-K.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART I

This Annual Report on Form 10-K (the “Annual Report”) contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements regarding (1) our acquisition of Ulead Systems, Inc. and the anticipated impact on our business, operations and financial condition, (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel and infrastructure, (6) exercise prices of future option grants, (7) the sufficiency of our capital resources, (8) future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (14) product sales and prices, (15) our efforts to improve our internal controls, (16) settlement of intellectual property claims, (17) stock-based compensation expenses, (18) general and administrative expenses, and (19) the utility of certain products. Factors that could cause actual results to differ materially from those included herein include, but are not limited to, the information contained under the captions “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” The Company disclaims any obligation to update information in any forward-looking statement.

ITEM 1: BUSINESS

Introduction

We are a provider of DVD software, video editing and DVD burning software, television viewing and recording software and InterVideo InstantON software that allows personal computer (“PC”) users to quickly access multimedia content and devices without requiring booting into traditional operating systems such as Microsoft Windows. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. Our multimedia software products bring the functionality of popular consumer electronics (“CE”) products such as the DVD player and the digital video recorder, or DVR (also known as a PVR), to PCs. Our software is also used to enhance the functionality of next-generation CE devices. We now offer our multimedia products to manufacturers of handheld devices such as mobile telephones and digital still cameras.

Our software is bundled with products sold by PC and CE original equipment manufacturers (“OEMs”) and is also sold to CE manufacturers. We also sell our products to PC peripherals manufacturers worldwide and offer our software in up to 27 languages. In addition, we sell our products through retail channels, including over 5,000 U.S. retail stores, and directly to consumers through our websites, which currently operate in 12 languages. We have historically derived a substantial portion of our revenue from sales of our flagship product, WinDVD, a DVD player software, to PC OEMs. In the future, we expect to derive an increasing percentage of our revenue from sales of products other than WinDVD, including: WinDVD Creator, a video editing, DVD authoring and burning application; InterVideo DVD Copy, an application to copy and backup DVDs and CDs; InterVideo Home Theater, a media center suite for the viewing and management of digital media content; MediaOne, an all-in-one package of our most popular applications such as WinDVD, WinDVD Creator, Disc Master, PhotoAlbum and others; Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices; and InterVideo InstantOn, an embedded system infrastructure that provides PCs with capabilities similar to those of CE devices, allowing PC users to access multimedia assets and devices without requiring

INTERVIDEO, INC.

booting into traditional operating systems such as Microsoft Windows; as well as Ulead Systems, Inc. (“Ulead”) product offerings including Ulead DVD MovieFactory, a consumer DVD authoring software; VideoStudio, a video editing software; and PhotoImpact, an image editing software.

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

We were incorporated in California in April 1998 and reincorporated in Delaware in May 2002. We maintain executive offices and principal facilities at 46430 Fremont Blvd., Fremont, CA 94538, and we have additional offices in Taiwan, China, Japan and India. Ulead maintains executive offices and principal facilities in Taiwan and has additional offices in Japan, Germany, the United States, China and the Philippines. Our telephone number is 510-651-0888. We also maintain a web site at www.intervideo.com. The contents of this website are not incorporated in or otherwise to be regarded as part of this annual report on Form 10-K. Copies of this and other annual reports, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge on our website as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission (“SEC”). Any materials that the Company files with the SEC can be read at the SEC’s website on the Internet at http://www.sec.gov or read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) 732-0330.

InterVideo, WinDVD, WinDVD Creator, LinDVD, LinDVR, WinDVR, WinProducer and InterVideo Instant-On are registered U.S. trademarks of InterVideo. Ulead, VideoStudio, PhotoImpact, Ulead DVD MovieFactory, DVD Workshop, MediaStudio, MediaStudio Pro, Ulead DVD PictureShow and Cool 3D are among the registered U.S. trademarks of Ulead.

Acquisition of Ulead Systems, Inc.

On April 20, 2005, InterVideo, Inc. and its wholly-owned subsidiary, InterVideo Digital Technology Corp. (together referred to as “InterVideo”) acquired 33,284,395 shares of Ulead Systems, Inc. (“Ulead”) at 30 NT (US$0.95) per share pursuant to InterVideo’s previously-announced tender offer for the issued shares of Ulead and pursuant to stock purchase agreements with Microtek International Inc. and certain other shareholders of Ulead. Also on April 20, 2005, InterVideo acquired an additional 1,000,000 shares of Ulead at a purchase price of 30 NT (US$0.95) per share through its acquisition of a holding company, Strong Ace Limited. The aggregate purchase price for the 34,284,395 shares of Ulead acquired by InterVideo was US $32.6 million and was paid in cash. Together with the shares of Ulead that InterVideo purchased prior to the tender offer, InterVideo now owns a total of 48,817,395 shares of Ulead, or approximately 63% of the issued shares of Ulead with total cash payments of US$42.0 million. Ulead’s results of operations and balance sheet have been consolidated into our financial statements subsequent to the date of acquisition. Further details are discussed in Note 3, under Part II, Item 8, Notes to Consolidated Financial Statements of this Form 10-K.

We believe that our investment in Ulead strengthens our technology offering and allows us to provide a more comprehensive digital media solution to both retail and OEM customers. Ulead’s strengths in professional DVD authoring, video editing and still image processing complement our tools and provide enhanced opportunities for addressing emerging and rapidly growing markets including multimedia home networking, high definition and Blu-ray DVD and multimedia mobile phones. Ulead’s complementary product offerings, strong engineering resources and broad retail presence have provided significant opportunities for synergies.

INTERVIDEO, INC.

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

The current versions of our software operate on multiple Windows operating systems, including Windows 98, NT4.0, 2000, ME and XP editions. We have also developed versions of our key products for the Linux operating system, which is one of the primary operating systems used in next-generation CE devices.

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

WinDVD

We have historically derived a substantial portion of our revenue from sales of our WinDVD product. Our OEM customers bundle WinDVD with PCs equipped with DVD drives and Microsoft Windows compatible software to enable those PCs to decode and play DVDs. WinDVD software allows users to enjoy the advantages of DVDs, such as high picture quality, Dolby Digital and DTS surround sound audio decoding, multiple language and subtitle options, navigation and other entertainment options. Our user interface, which appears on the computer screen, resembles the controls for a stand-alone DVD player and other home electronics devices.

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

WinDVD Creator integrates into a single package and interfaces a number of functions by combining video DVD authoring and streamlined editing features. We have also integrated proprietary technology that allows end users to record directly from a camcorder or TV tuner onto a DVD disk without caching onto a hard drive. Our on-disk DVD editing technology allows users to save time by making changes to a DVD directly on the optical media without having to transfer the contents of the DVD to the PC.

INTERVIDEO, INC.

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

WinDVR also enables PC users to watch high definition digital television, or HDTV, digital video broadcast, or DVB, or other digital video and audio input. With a digital TV tuner card and our WinDVR software, users can watch digital broadcasts on a PC or on a DTV-ready television set. WinDVR supports all 18 ATSC, or American Television Systems Committee, formats and DVB formats used in Europe and Asia.

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

Disc Master

Our Disc Master software allows users to transfer their data, music and other files from their hard drive to a CD-RW drive or DVD-recordable drive.

PhotoAlbum

Our InterVideo PhotoAlbum software allows users to transfer their image files from digital still cameras, or import them from other storage or scanning devices, organize the image files, edit them, and share them through playback, web, printing, and DVD slideshows.

MediaOne

Our recently introduced InterVideo MediaOne software package includes many of InterVideo’s popular applications such as WinDVD, WinDVD Creator, Disc Master, PhotoAlbum and others into an organized task-based launch environment that allows users to easily select the task they wish to complete and enter the appropriate application to complete their task.

InterVideo InstantON

InterVideo InstantON technology provides an embedded system infrastructure that provides PCs with capabilities similar to those of CE devices, allowing PC users to access multimedia assets and devices without requiring booting into traditional operating systems such as Microsoft Windows. InterVideo InstantON allows

INTERVIDEO, INC.

PCs to function with a remote control in a manner familiar to users that are comfortable accessing CE devices. We believe that this infrastructure improves the system reliability, human interface, power management, noise control, mean time between failures (MTBF), and glitch-free audio/video playback. InterVideo InstantON allows PC users to access multimedia assets, such as music, photos and videos, and multimedia devices, such as DVD drives or TV tuners, much more quickly than is possible using conventional operating systems and their applications.

Linux-based products

Linux is an important operating platform used by CE manufacturers in their latest generation of intelligent CE devices. In addition, PC OEMs and manufacturers of cable, Internet and satellite set-top boxes have increasingly used Linux as the operating system for their PCs and intelligent devices. We offer embedded Linux versions of our DVD and DVR PC software, including LinDVD and LinDVR. We have adapted our technology for use in CE and handheld to facilitate marketing products that are designed to enable next-generation CE devices and Linux-based PCs, Internet appliances and set-top boxes to provide DVD playback and recording capabilities. LinDVD and LinDVR are based on our Windows-based software engines, which reduce our time to market with these products and which contribute to a level of performance similar to our WinDVD and WinDVR products.

iMobi

InterVideo iMobi provides the multimedia codec widely used by smartphones, car entertainment systems, portable media player devices, OEM’s and original device manufacturers (ODM’s) to enhance music and movie enjoyment, any place and anytime.

PhotoImpact

Ulead’s PhotoImpact is an image editing software known for the broad range of creative effects it offers and the speed with which users can complete complex effects.

VideoStudio

Ulead’s VideoStudio is a video editing software that enables home users to quickly and easily turn rough home video footage into finished productions complete with titles, transitions, voiceover narration and background music.

Ulead DVD MovieFactory

Ulead DVD MovieFactory is a consumer DVD authoring software that offers easy disc authoring, an expanded range of creative options and future-ready support for both HD DVD and Blu-ray disc formats.

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

Our flexible design approach and portable implementation allow our software to support a significant number of PC platforms and to work with a broad variety of PC configurations. A significant portion of the software code that is used to implement our products is platform independent. Each software module contains a platform-independent core that is surrounded by a platform-dependent software wrapper that interacts with the devices of a given platform. As a result, we can efficiently port an existing product to a new operating system or hardware platform and cost-effectively support many customers and varied product lines. An example of this type of platform portability is the development of LinDVD from WinDVD. Although the platform dependent interfaces are very different, both products share the same DVD navigation, video and audio engines which comprise the large majority of the software code contained in these products.

Customers

Our customer base consists primarily of PC OEMs, CE manufacturers and manufacturers of PC peripherals that incorporate our software into their products. For the year ended December 31, 2005, our two largest customers, Hewlett-Packard (“HP”) and Toshiba, accounted for 35% of our revenue. Our license agreements with customers are typically for a term of one or two years and do not contain any minimum volume commitments.

Consumers may purchase products and product upgrades directly through our Internet commerce sites. We also use distributors to sell our products to consumers through retail distribution channels. Our products are sold in more than 5,000 U.S. retail stores. Our products are also sold by leading online retailers. Revenue derived from our websites and retail channel accounted for 24% of our revenue in the year ended December 31, 2005.

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

We believe the technical assistance that we provide to OEMs represents an important part of our competitive advantage in maintaining strong relationships with these OEMs. We have built a customer assistance

INTERVIDEO, INC.

infrastructure composed of sales staff, program managers and quality assurance engineers. We have also created an efficient, cost-effective internet-based system for the delivery of software and technical support to OEMs. This infrastructure reduces duplication of effort and fosters better communication channels between the OEMs and ourselves. This infrastructure enables us to provide technical assistance to OEMs with a relatively small staff and has been a key factor in our ability to maintain and grow our OEM customer base.

Our on-line technical support group provides direct customer support to users that purchase our products through retail channels or our websites. Our on-line technical support group also trains the technical support groups of our OEM customers so that they can provide more effective telephone and on-line support for their customers.

Total sales and marketing expenses for the year ended December 31, 2005 were $18.9 million. As of December 31, 2005, we had 165 sales, marketing and technical support personnel residing in our offices in the United States, Taiwan, Japan, China, India, Germany and the Philippines. A summary of revenue by sales channel, geographic region and product is presented under Part II, Item 8, Note 7, Segment and Geographic Information.

Research and Development

We have assembled a qualified team of engineers with core competencies in software architecture and development for the Windows, Windows CE and Linux operating systems and digital video and audio encoders and decoders. Our engineers are located in Fremont, California; Taipei, Taiwan; Bangalore, India; and Shanghai and Xi’an, China. We will continue to focus our research and development activities on enhancing our existing products and developing new products to meet the evolving needs of our customers within the PC and the CE markets.

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

As of December 31, 2005, we employed 505 research and development personnel. For the year ended December 31, 2005, our research and development expenditures totaled $20.2 million. We intend to recruit, hire and retain highly qualified engineers and technicians to support our further research and development efforts. To improve the quality of our developer base and to lower our overall developer costs, we intend to increase the number of developers in Taiwan and China.

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

INTERVIDEO, INC.

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

INTERVIDEO, INC.

Intellectual Property

Our success depends upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as license and confidentiality agreements with our employees, customers, strategic partners and others, to establish and protect our proprietary rights. The protection of patentable inventions is important to our competitive position. We currently have or own the rights to 36 issued U.S. patents, 100 patents issued in foreign jurisdictions, and we have 277 pending patent applications in various jurisdictions, comprised of 111 U.S. patent applications and 166 foreign patent applications.

Existing patent, copyright, trademark and trade secret laws and license and confidentiality agreements afford only limited protection. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and detecting and preventing the unauthorized use of our products is difficult. Any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in the loss of revenue and some of our competitive advantage. As discussed in Item 3, Legal Proceedings, we have filed a district court action against Dell and have pending ITC investigation against Dell and Cyberlink for infringement of our U.S Patent No. 6,765,788, which patent is currently under reexamination in the Patent and Trademark Office. Infringement claims and lawsuits to protect our proprietary rights would likely be expensive to resolve and would require management’s time and resources, and, therefore, could harm our business.

Our digital video and audio solutions comply with various industry standard specifications. Some third parties have claimed that various aspects of DVD technology incorporated into our and our customers’ products infringe upon patents held by them, including MPEG LA, a consortium formed to enforce the proprietary rights of certain holders of patents covering certain aspects of MPEG-2 technology and a consortium known as “DVD 6C,” formed by a separate group of companies to enforce the proprietary rights of certain holders of patents covering some aspects of DVD technology. In March 2002, we entered into a license agreement with MPEG LA pursuant to which we obtained a license, retroactive to our inception, to MPEG LA’s patents related to the MPEG-2 standard in exchange for a cash payment and our agreement to make ongoing royalty payments. This license requires that we pay a royalty to MPEG LA for our sales to end users and that we notify the OEMs to whom we sell our products that they are obligated to obtain a license from MPEG LA for any use of our products that comply with the MPEG-2 standard.

We may receive notices of claims of infringement of other parties’ proprietary rights, including Nissim, AT&T, DVD 6C or 4C, another consortium formed to enforce the proprietary rights of certain holders of patents covering some aspects of DVD technology. Many companies aggressively use their patent portfolios to bring infringement claims against competitors and other parties. As a result, we may become a party to litigation in the future as a result of an alleged infringement of the intellectual property rights of others, including DVD 6C, 4C, Nissim or AT&T. Similarly, other parties have alleged that aspects of MPEG-2, MPEG-4 and other multimedia technologies infringe upon patents held by them. We may be required to pay license fees and damages or be prohibited from selling our products in the future if it is determined that our products infringe on patents owned by these third parties. In addition, other companies may form consortia in the future, similar to MPEG LA, DVD 6C and 4C, to enforce their proprietary rights and these consortia may seek to enforce their patent rights against us and our customers. If DVD 6C, 4C, Nissim, AT&T or another third party proves that our technology infringes its patents, we may be required to pay substantial damages for past infringement and may be required to pay license fees or royalties on future sales of our products. If we are required to pay license fees in the amounts that are currently published by, for example, DVD 6C, for past sales to our large PC OEM customers, because such PC OEMs were not themselves licensed, such fees would exceed the revenue we have received from those PC OEM customers. In addition, if it were proven that we willfully infringed on a third party’s proprietary rights, we may be held liable for three times the amount of damages we would otherwise have to pay. In addition, intellectual property litigation may require us to stop selling our products, obtain a license from the owner of the infringed intellectual property or redesign our products.

INTERVIDEO, INC.

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property rights include the patents held by Nissim, AT&T and by members of MPEG LA, DVD 6C and 4C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of any claims of infringement brought by MPEG LA against those customers.

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

If any of the licenses for the technologies and software described above terminate and are not renewed on commercially reasonable terms, we could be prevented from shipping products using the MPEG-2, MPEG-4 or other standards and our revenue could decline.

Employees

We believe we have been successful in recruiting and retaining qualified employees. Our employee distribution by entity/location and department as of December 31, 2005 is as follows:

Location	InterVideo	Ulead	Total
United States	83	10	93
International	390	320	710

Total employees	473	330	803

Department	United States	International	Total
Research and Development	38	467	505
Sales and Marketing	26	139	165
General & Administration	29	104	133

Total employees	93	710	803

INTERVIDEO, INC.

ITEM IA: RISK FACTORS

We are subject to a number of risks. Some of these risks are endemic to the DVD software industry. The fact that certain risks are endemic to the industry does not lessen the significance of these risks. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we are unaware of, or that we may currently deem immaterial, may become important factors that harm our business. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment. You should carefully consider each of the Risk Factors and the other information in this Annual Report on Form 10-K.

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

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	entering into contracts with customers that result in non-recurring revenue;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets, which may result in our loss of business;

•	decisions to acquire other companies, including potential for non-accretive or non-synergetic results from the acquisition of Ulead;

•	increases in third party license fees, such as the increase in royalties paid to Dolby;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

INTERVIDEO, INC.

•	decline in selling prices of our products to our OEM or other customers;

•	market acceptance of new products developed by us, such as InterVideo InstantOn;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the legal costs incurred to protect our intellectual property rights and settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries; and

•	the impact of employee stock-based compensation expenses on our earnings per share.

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

We have created, and intend to continue to create, new software and software bundles such as WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy, MediaOne and InterVideo InstantON. Our recent acquisition of a controlling interest in Ulead is expected to accelerate this trend with the addition of their products, including PhotoImpact, VideoStudio, DVD Movie Factory, DVD Workshop and Media Studio Pro. These products contain advanced features and functionality that have required and may continue to require us to provide an increased level of end-user support. In the future, as these new products become more complex, we may also be obligated to provide additional support to our OEM customers to bundle our software with their products. These potential increases in OEM and end-user support obligations could require us to defer both license and PCS revenues to future periods, which could harm our operating results and adversely impact our ability to accurately forecast revenue.

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

We did not achieve profitability until our fiscal year ended December 31 2002. As of December 31, 2005, we had retained earnings of $10.1 million. We expect to incur significant operating expenses over the next

INTERVIDEO, INC.

several years in connection with the continued development and expansion of our business. These expenses include research and development and marketing expenses relating to products that may not be introduced and will not generate revenue until later periods, if at all. We may also incur significant operating expenses associated with the enforcement of our intellectual property rights. Further, our recent acquisition of Ulead makes it more difficult for us to predict profitability on a quarterly or annual basis. We may not achieve profitability on a quarterly or annual basis in the future.

We may not realize the benefits from our recent acquisition due to challenges associated with integrating the operations, technologies, sales and other aspects of the our business with the Ulead business.

On April 20, 2005, we acquired, directly and though one of our wholly owned subsidiaries, 33,284,395 shares of Ulead Systems, Inc. (“Ulead”) a publicly traded Taiwanese company at 30 NT (US$0.95) per share pursuant to our previously-announced tender offer for the issued shares of Ulead and pursuant to stock purchase agreements with certain shareholders of Ulead. Also on April 20, 2005, we acquired an additional 1,000,000 shares of Ulead at a purchase price of 30 NT (US$0.95) per share through the acquisition of a holding company, Strong Ace Limited. The aggregate purchase price for the 34,284,395 shares of Ulead was US $32.6 million and was paid in cash. Together with the shares that we purchased prior to the tender offer, we now own a total of 48,817,395 shares of Ulead, or approximately 63% of the issued shares of Ulead.

This has been our most significant corporate acquisition to date. Our future success will depend, in large part, on management’s success in integrating the operations, technologies and personnel of our business with the Ulead business. If we fail to integrate the operations of Ulead into our business successfully or otherwise fail to realize any of the anticipated benefits of the acquisition, our results of operations could be impaired.

In addition, the overall integration of the two companies may result in unanticipated operational problems, expenses and liabilities, and diversion of management’s attention. For example, we were unable to obtain audited financial statements for the Ulead business in a timely manner resulting in delays in the timing of certain of our public filings. If we are unable to anticipate and address future challenges related to the integration of the Ulead business into our business, our results of operations could be negatively impacted by such challenges.

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

We license technology for use in our WinDVD, WinDVD Creator and InterVideo Home Theater products and other existing and planned products from third parties under agreements, some of which have a limited duration. For example, we have a license agreement with Dolby Laboratories for its audio technology and logo, a license agreement with the DVD Copy Control Association, Inc. for the content scrambling system designed to prevent the copying of DVDs, licenses with MPEG-LA for its MPEG-2 video technology and MPEG-4 related

INTERVIDEO, INC.

technologies, a license from Thomson Licensing S.A. for its MP3 audio technology and various other license agreements relating to patents, know-how and trademarks that are important to various aspects of the development, marketing and sale of our products. We are obligated to pay royalties under each of the Dolby, DVD Copy Control Association, MPEG-LA and Thomson Licensing S.A. agreements, and Dolby, DVD Copy Control Association, MPEG LA and Thomson Licensing may each terminate its license if we breach any material provision of the license or if other events occur, as specified in the license agreement. If we fail to maintain these license arrangements, we might not be able to ship our products in their present forms and our revenue could decline.

Because there are a small number of large PC OEMs, we have only a limited number of potential new large OEM customers for our WinDVD product, which will likely cause our revenue to grow at a slower rate than in recent periods.

Historically, our revenue growth has been achieved in large part due to sales of our WinDVD product to new, large PC OEM customers. More recently, we have derived an increasing percentage of our revenue from sales of our non-WinDVD products, which include WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy and InterVideo InstantON product, and from retail sales as a result of the Ulead transaction. Because there are only a limited number of potential new, large PC OEM customers for our products, we must derive any future revenue growth principally from increased sales of WinDVD or other products to existing PC OEMs and PC peripherals manufacturers and from sales to smaller regional PC OEMs and directly to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will take more time and effort to penetrate, our revenue may grow at a slower rate than historically. Additionally, if the rate of such expansion via retail channels and our website proceeds slower than we anticipate, our financial position could be adversely affected.

We depend substantially on our relationships with HP and a small number of PC OEMs, and our failure to maintain or expand these relationships would reduce our revenue and gross profit or otherwise harm our business.

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to HP and a small number of PC OEMs. For the year ended December 31, 2005, our two largest OEM customers accounted for 35% of our revenue, with HP accounting for 25% and Toshiba accounting for 10% of our revenue during that period. However, our revenue from HP has declined beginning in the fourth quarter of 2005 and into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. A significant decrease in revenue from HP, or the loss of any of our large customers without an offsetting increase in sales from other customers, would reduce our revenue and gross profit and otherwise harm our business.

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

Effective disclosure and internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our controls over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results, as well as our stock price, could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. The material weaknesses in our internal control over financial reporting that we identified at December 31, 2005, as well as our remediation efforts to date, are more fully discussed in this Annual Report under Part II, Item 9A, Controls and Procedures.

While we have taken steps to remediate the identified material weaknesses, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. As of December 31, 2005, we are required to report in our Annual Report on this Form 10-K filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. We restated our consolidated financial statements for the period ended June 30, 2005 and September 30, 2005 due to the material weakness related to our incorrect application of Statement of Financial Accounting Standards No. 141 “Business Combinations.” During the preparation of our consolidated financial statements during 2005, management noted a material weakness in obtaining from Ulead timely and accurate financial results based on U.S. Generally Accepted Accounting Principles (US GAAP). The material weakness in oversight of the Ulead financial reporting process result in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Any delay or failure to design and

INTERVIDEO, INC.

implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We have received notices of claims, and may receive additional notices of claims in the future, regarding the alleged infringement of third parties’ intellectual property rights that may result in restrictions or prohibitions on the sale of our products and cause us to pay license fees and damages.

Some third parties hold patents that such parties claim to cover various aspects of DVD technology incorporated into our and our customers’ products.

Our digital video and audio products comply with various industry standard specifications. Some third parties have claimed that various aspects of DVD technology incorporated into our and our customers’ products infringe upon patents held by them, including the following:

•	MPEG LA. DVD specifications include technology known as “MPEG-2” that governs the process of storing video in digital form. A group of companies, comprised primarily of CE manufacturers, has formed a consortium known as “MPEG LA, LLC” to enforce member companies’ patents covering certain aspects of MPEG-2 technology. MPEG LA, and certain members of the consortium, have notified us that they believe that our products infringe on patents owned by members of the consortium. In March 2002, we entered into a license agreement with MPEG LA pursuant to which we obtained a license, retroactive to our inception, to MPEG LA’s patents necessary to the MPEG-2 standard in exchange for a cash payment and our agreement to make ongoing royalty payments. This license requires that we pay a royalty to MPEG LA on our sales to end users and that we notify the OEMs to whom we sell our products that they are obligated to obtain a license from MPEG LA for any use of our products that comply with the MPEG-2 standard. In addition, MPEG LA, and certain members of the consortium have notified a number of PC OEMs, including some of our customers that they believe MPEG LA members’ patents are infringed by those PC OEM products that incorporate MPEG-2 technology. We are aware that a number of PC OEMs, including some of our customers, have settled the MPEG LA claims and entered into license agreements with MPEG LA.

•	DVD 6C. Another group of companies has formed a consortium known as “DVD 6C” to enforce the proprietary rights of holders of patents covering some aspects of DVD technology. DVD 6C has notified us that we may need a license so that our products that incorporate DVD technology do not infringe upon patents owned by members of the consortium. In addition, DVD 6C or its members may demand that PC OEMs or other companies manufacturing or licensing DVD-related products, including our customers, pay license fees or stop selling products covered by the patents of the member companies.

•	Others. Other third parties, including Nissim Corporation, have notified a number of PC OEMs, including some of our customers, that they believe their patents are infringed by the products of these PC OEMs that incorporate certain InterVideo DVD-related technology. Nissim and the other third parties making such claims may demand that these PC OEMs pay license fees or stop selling products that are covered by the third party’s patents.

We and our customers may be subject to additional third-party claims that our and our customers’ products violate the intellectual property rights of those parties.

In addition to the claims described above, we may receive notices of claims of infringement of other parties’ proprietary rights. Many companies aggressively use their patent portfolios to bring infringement claims against

INTERVIDEO, INC.

competitors and other parties. As a result, we may become a party to litigation in the future as a result of an alleged infringement of the intellectual property rights of others, including DVD 6C or Nissim. In addition, we are aware that a consortium of companies, known as “4C,” has been formed for the purpose of asserting the patent rights of its members covering some aspects of DVD technology. 4C may demand that PC OEMs or other companies manufacturing or licensing DVD-related products, including us and our customers, pay license fees and damages for the use of the technology, or be prohibited from selling products, covered by the 4C patents. We have received notices from AT&T that they hold patents covering aspects of the MPEG-4 technology. Similarly, other parties have alleged that aspects of MPEG-2, MPEG-4 and other multimedia technologies infringe upon patents held by them. We may be required to pay license fees and damages or be prohibited from selling our products in the future if it is determined that our products infringe on patents owned by these third parties. In addition, other companies may form consortia in the future, similar to MPEG LA, DVD 6C and 4C, to enforce their proprietary rights and these consortia may seek to enforce their patent rights against us and our customers. Some of our products can be used in connection with the copying of video content, which may include content protected by copyright. Though we believe these products do not contribute to copyright infringement and do not defeat encryption in violation of the Digital Millennium Copyright Act, some content owners have shown a willingness to instigate litigation against producers of products that could be used to copy copyrighted content. Defending such suits could be costly and could cause a serious disruption in our business regardless of the outcome.

We may be required to pay substantial damages and may be restricted or prohibited from selling our products if it is proven that we violate the intellectual property rights of others.

If DVD 6C, 4C, Nissim, AT&T or another third party proves that our technology infringes its patents, we may be required to pay substantial damages for past infringement and may be required to pay license fees or royalties on future sales of our products. If we are required to pay license fees in the amounts that are currently published by, for example, DVD 6C for past sales to our large PC OEM customers, such fees would exceed the revenue we have received from those PC OEM customers. In addition, if it were proven that we willfully infringed on a third party’s patents, we may be held liable for three times the amount of damages we would otherwise have to pay. In addition, intellectual property litigation may require us to:

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

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property

INTERVIDEO, INC.

rights include the patents held by Nissim, AT&T and by members of MPEG LA, DVD 6C and 4C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. We have received notices from some of our customers asserting that we are required to indemnify them under our agreements with them, or providing notice that they have received from third parties infringement claims that are related to our products. These customers include, among others, Micron Electronics and MPC LLC (formerly known as Micron PC LLC), as well as other customers with which we have settled. We expect to make additional cash payments to settle similar claims in the future. Although MPEG LA has stated that some of our PC OEM customers, including Dell, Fujitsu Limited, Gateway, Hewlett-Packard, Sony and Toshiba, are currently MPEG LA licensees, not all of our PC OEM customers are MPEG LA licensees. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of claims of infringement brought by MPEG LA against those customers. Even with respect to those PC OEM customers that have become licensees, we may have liability to these customers for prior infringement and future royalty payments. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

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

INTERVIDEO, INC.

Our ongoing patent litigation with Dell and Cyberlink and the potential for new litigation matters may divert financial and management resources.

Our industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. We are subject to the ongoing risks of claims of violation of third party intellectual properties. In addition, we may find it necessary use litigation to enforce our intellectual property rights. Such litigation matters, such as the pending ITC investigation against Dell and Cyberlink, are very costly. Our management team could be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer. Until our litigation matters are resolved, we will continue to incur substantial legal expenses that vary with the level of activity in the legal proceedings. This level of activity is not within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, we may find it difficult to predict our general and administrative expenses for any given quarter, which will impair our ability to forecast our results of operations for that quarter. In addition, the ‘788 patent at issue in these lawsuits is subject to reexamination in the Patent and Trademark office (“PTO”). As discussed in Part I, Item 3, Legal Proceedings, the patent reexamination remains uncertain. Despite the financial and management resources required in any lawsuit, our efforts to enforce our intellectual property rights may ultimately prove unsuccessful.

We have derived a substantial portion of our revenue from the sale of our WinDVD product to PC OEMs, and these customers may not continue to purchase this product or we may fail to attract new customers for this product.

We derived 46% of our revenue for the year ended December 31, 2005 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a significant portion of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

Our revenue is highly dependent upon acceptance of products that are based on the Microsoft Windows operating system, which is currently the dominant operating system used in the PC industry. Microsoft could make changes to its operating system that could render our products incompatible. Other industry participants could develop operating systems to replace the Windows operating system, and our products might not be compatible with those operating systems. If our products are not compatible with one or more of the operating systems with significant PC market share, we could incur substantial costs and expend significant capital and other resources to adapt our products to one or more operating systems. There is no assurance that we would be able to adapt our products to changes made in the Windows operating system in the future or to a new operating system such as Microsoft Vista and any failure to adapt to changes in operating systems by the PC industry could result in significant harm to our business.

Most of our customers require that the combination of our software products and their PCs be certified by Microsoft’s Windows Hardware Qualification Labs. If certification is not obtained, our revenue could decline or our business could be harmed.

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

Our primary competitors are Adobe Systems Incorporated, Cyberlink Corporation, RealNetworks, Inc and Sonic Solutions, Inc. Additional competitors are likely to enter our industry in the future. We also face competition from the internal research and development departments of other software companies and PC and CE manufacturers, including some of our current customers. Some of our customers have the capability to integrate their operations vertically by developing their own software-based digital and audio solutions or by

INTERVIDEO, INC.

acquiring our competitors or the rights to develop competitive products or technologies, which may allow these customers to reduce their purchases or cease purchasing from us completely. Operating system providers with an established customer base, such as Microsoft, already offer products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. During the second quarter of 2005, we granted to Microsoft, Inc. a worldwide right and license to use, copy, create derivative works of, publicly perform or display, import, broadcast, transmit, offer to sell, sell, have sold, rent, lease, lend, transfer or otherwise distribute certain key components of our DVD, audio and video decoding technology. If Microsoft or other operating system providers develop or license digital video and audio solutions that compete directly with ours and incorporate the solutions into their operating systems, our products could lose market share.

We expect our current competitors to introduce similar or improved products at lower prices, and we will need to do the same to remain competitive. For example, our revenues from Dell and HP have declined compared to prior periods, because we have lost portions of our business to our competitors. We also expect our revenue from HP to decrease significantly into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. We may not be able to compete successfully against either current or future competitors with respect to new or improved products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

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

We must continue to provide acceptable customer support to our customers. An inability to do so will harm our reputation and make it difficult to retain existing customers or acquire new customers. Most of our experience to date has been with corporate customers, some of which require significant support when familiarizing themselves with the features and functionality of our products. We intend to increase sales of our products directly to consumers. We have limited experience with widespread distribution of our products directly to consumers, and we may not have adequate experience or personnel to provide the levels of support that these customers require. Our failure to provide adequate customer support for our products to either our corporate or consumer customers could damage our reputation and brand in the marketplace and strain our relationships with customers. This could prevent us from retaining existing customers or acquiring new customers.

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

INTERVIDEO, INC.

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

We may not be successful in addressing problems encountered in connection with acquisitions we may undertake in the future, which could disrupt our operations or otherwise harm our business.

We have limited experience in acquiring businesses and technologies, including businesses with international operations. Such acquisitions and investments involve numerous risks, including:

•	unanticipated developments or events concerning the financial condition, assets, liabilities, operations, business or prospects of the acquired business might arise;

•	unanticipated costs and accounting errors associated with the transaction including the restatement of financial results and other issues associated with complicated cross-border transactions;

•	adverse effects on existing business relationships with suppliers and customers;

•	diversion of management’s attention from our core business;

•	customer acceptance of new technology or product offerings;

•	problems maintaining internal accounting and disclosure controls and procedures and other uniform standards or policies with a company that may not have been subject to U.S. generally-accepted accounting principles or disclosure requirements prior to the consummation of the transaction and that has operations outside of the United States;

•	problems integrating the operations, personnel, technologies or products;

•	challenges in providing accurate financial forecasts; and

•	potential loss of key management, engineers and other employees.

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

Defects, referred to in the software industry as “bugs,” have been found in our products in the past and may be found in the future. In addition, our products may fail to meet our customers’ design specifications or be incompatible with other software or components contained in our customers’ products, or our customers may change their design specifications or add additional third-party software or components after the production of our products. We may be required to devote significant financial resources and personnel to correct any defects. Failure to meet our customers’ design specification will result in loss of sales due to the length of time required to redesign the product. Our products may also be required to interface with defective third-party software or components. If we are unable to detect or fix errors, or meet our customers’ design specifications, our business and results of operations would suffer.

We may experience seasonality in our business, which could cause our operating results to fluctuate.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because we generally recognize revenue associated with the sale of our products to our OEMs’ customers in the month or quarter following the sales of our products to these OEMs’ customers, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of each year. We expect our recent acquisition of a controlling interest in Ulead will impact this trend in future periods because a substantial portion of Ulead revenues are derived from web and retail sales which are typically recognized in the period in which they occur.

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

INTERVIDEO, INC.

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

Our success depends on the continued contributions of our senior management and other key engineering, sales and marketing and operations personnel. Competition for employees in our industry can be intense. We do not have employment agreements with, or key man life insurance policies covering, any of our executives. In addition, significant portions of the capital stock and options held by the members of our management are vested, and some of our executives are parties to agreements that provide for the acceleration of the vesting of a portion of their unvested shares and options under certain circumstances in connection with a change of control. There can be no assurance that we will retain our key employees or be able to hire replacements. The loss of any key employee or an inability to replace lost key employees and add new key employees as we grow could disrupt our operations or otherwise harm our business.

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

Our international operations accounted for 50% of our revenue for the year ended December 31, 2005 and 47% of our revenue for the year ended December 31, 2004, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

INTERVIDEO, INC.

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

We are exposed to foreign currency risks as a result of our substantial international operations.

We are an international company, and we derived approximately 50%, 47% and 44% of our 2005, 2004 and 2003 revenues from products sold in, and services performed from, our facilities located outside the United States, primarily in Asia and Europe. We also have substantial assets located outside of the United States, and a large portion of our sales and service revenues are denominated in foreign currencies. We recently augmented our international operations with the purchase of a majority interest in Ulead Systems, Inc., a publicly traded Taiwanese company. Our substantial international assets and operations subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.

Currently, we do not hedge against foreign currency exchange risks but in the future we may commence hedging against specific foreign currency transaction risks. We may be unable to hedge all of our exchange rate exposure economically and exchange rate fluctuations may have a negative effect on our ability to meet our obligations. With respect to our international sales that are U.S. dollar denominated, decreases in the value of foreign currencies relative to the U.S. dollar could make our products less price competitive. These factors may have a material adverse effect on our future international revenue.

We expect that our international operations and sales efforts will continue to make up a substantial portion of our business. We may, in the future, undertake hedging or other such transactions, should we determine that it is necessary to offset exchange rate risks. If we do not engage in hedging transactions or fail to do so effectively, our results of operations may be negatively impacted by foreign currency fluctuations.

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

INTERVIDEO, INC.

To the extent our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, each stockholder’s percentage ownership in the Company would be reduced. Additional financing may not be available when needed on terms acceptable to us or at all. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities, respond to competitive pressures or unanticipated industry changes. If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes.

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

In addition, the stock market has experienced significant price and volume fluctuations that have affected the market prices for the common stock of technology companies. In the past, these market fluctuations were often unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a significant decline in the market price of our common stock.

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

INTERVIDEO, INC.

ITEM IB: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

As of December 31, 2005, we had 19 premise leases. The table below lists our principal and active facilities:

Location	Primary Use	Square Feet	Date Lease Expires
Fremont, California	Corporate/Research and Development/Sales and Marketing	35,069	December 2010

Kanagawa, Japan	Sales and Marketing	3,417	April 2008

Shanghai, China	Research and Development/Sales and Marketing	16,258	August 2007

Taipei, Taiwan	Research and Development/Sales and Marketing	24,167	January 2009

Taipei, Taiwan	Ulead Corporate and InterVideo Research and Development/Sales and Marketing	51,000	July 2013

Bangalore, India	Research and Development/Sales and Marketing	5,500	July 2006

Kaarst, Germany	Sales and Marketing	4,455	July 2006

We believe our existing facilities are well maintained, suitable for our operations and adequate to meet our current requirements.

ITEM 3: LEGAL PROCEEDINGS

On August 15, 2005, InterVideo Digital Technology Corporation, a subsidiary of InterVideo, filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Dell Inc. for infringement of U.S. Patent No. 6,765,788 (“the ‘788 Patent”), entitled “Method and apparatus for integrating personal computer and electronic device functions.” InterVideo alleges that, upon information and belief, Dell had full and prior knowledge of the ‘788 patent and therefore Dell’s infringement has been and continues to be intentional and willful by importing, making, using, selling and/or offering for sale in the United States computer products, and components and peripherals thereof that embody the inventions of the ‘788 Patent. InterVideo has asked the California court to enjoin Dell from manufacture, sales, offers to sell, use and importation of products which infringe on the ‘788 Patent, and to order Dell to account for and pay to InterVideo all damages, plus enhanced damages and attorney fees and costs. In January 2006 the District Court action was stayed pending the termination of the ITC proceedings and reexamination proceedings, discussed below.

On December 6, 2005, InterVideo Digital Technology Corporation, a subsidiary of InterVideo, filed a complaint with the U.S. International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 asserting that its U.S. Patent No. 6,765,788 is infringed by certain imported personal computer/consumer electronic convergent devices, components thereof, and products containing such devices and components of Dell, Inc. of Round Rock, Texas and WinBook Computer Company of Columbus, Ohio that contain technology and software supplied by Cyberlink Corporation of Taipei, Taiwan and Cyberlink.com Corporation of Fremont California. The complaint requests an exclusion order prohibiting continued importations into the United States of infringing products, including laptop computers of Dell and WinBook, as well as certain Cyberlink components of those computers, as well as a cease and desist order against certain commercial activities involving previously imported computers. On January 4, 2006, the ITC instituted an investigation into whether those companies are in violation of Section 337 and delegated the investigation to an administrative law judge. On February 1, 2006, the administrative law judge set April 4, 2007 as the target date for completion of the investigation and issuance of any remedial orders. On February 7, 2006, the ITC investigation was temporarily

INTERVIDEO, INC.

stayed until April 19, 2006 in view of an on-going reexamination of the ‘788 patent by the U.S. Patent and Trademark Office. On February 24, 2006, the U.S Patent and Trademark Office issued a final office action rejecting all the claims in the ‘788 patent. On March 22, 2006, we met with the patent examiner to discuss the final rejection of the claims of the ‘788 patent. At this stage of the investigation, merits of the Company’s request for relief have not yet been determined.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

INTERVIDEO, INC.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “IVII.” On March 20, 2006, there were 33 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the high and low sales price per share of our common stock during the last eight quarters.

	Price Range *
	High	Low
Fiscal year 2005:
First Quarter ended March 31, 2005	13.96	10.57
Second Quarter ended June 30, 2005	16.61	9.50
Third Quarter ended September 30, 2005	16.10	9.41
Fourth Quarter ended December 31, 2005	11.25	9.06

Fiscal year 2004:
First Quarter ended March 31, 2004	15.00	9.81
Second Quarter ended June 30, 2004	13.90	10.49
Third Quarter ended September 30, 2004	12.50	10.42
Fourth Quarter ended December 31, 2004	13.23	10.63

*	Market price per share as reported on the Nasdaq National Market under the symbol “IVII.”

Issuer Purchases of Equity Securities

In June, 2004, we announced a stock repurchase program pursuant to which we may purchase up to $10 million, or 700,000 shares, of our outstanding common stock from time to time. The duration of the repurchase program is open-ended. Under the program, we may purchase shares of common stock through open market transactions at prices deemed appropriate by management. In March, 2006, the Board of Directors of InterVideo approved to repurchase additional 35,900 shares under its stock repurchase program.

The timing and amount of repurchase transactions under this program depends on market conditions and corporate and regulatory considerations.

The following table summarizes the stock repurchase transactions that occurred during the year ended December 31, 2005.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum number of shares that may yet be purchased under the program
March 1, 2005 through March 31, 2005	61,500	$10.18	61,500	—

August 1, 2005 through August 31, 2005	281,100	$10.18	281,100	—

September 1, 2005 through September 30, 2005	32,500	$9.55	32,500	—

November 1, 2005 through November 30, 2005	160,600	$10.04	160,600	—

We have not paid cash dividends on our common stock. The declaration of dividends, whether in cash or in-kind, is within the discretion of InterVideo’s Board of Directors.

INTERVIDEO, INC.

Our Insider Trading Policy allows our directors, officers and other employees covered under the policy to establish, under limited circumstances contemplated by Rule 10b5-1 under the Exchange Act of 1934, written trading plans that permit programmatic trading of our common stock. On November 30, 2004, Randall Bambrough, our Chief Financial Officer and Honda Shing, our Chief Technology Officer, adopted Rule 10b5-1 trading plans that became effective on February 23, 2005. On August 26, 2005, Chinn Chin, our VP of Engineering, and Mike Ling, our Vice President of Sales and Marketing, adopted Rule 10b5-1 trading plans that became effective on November 17, 2005. We believe that additional directors, officers and employees may establish such trading plans in the future.

INTERVIDEO, INC.

ITEM 6: SELECTED FINANCIAL DATA

The following selected consolidated financial data are derived from InterVideo’s consolidated financial statements. This data should be read in conjunction with Item 8, the Consolidated Financial Statements and Notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consolidated Statement of Operations Data

	Year Ended December 31,
(in thousands, except per share data)	2005 (1)	2004	2003 (2)	2002	2001
Revenue	$109,229	$74,460	$57,078	$45,494	$33,763
Cost of revenue	39,887	32,878	23,849	16,879	17,895
Gross profit	69,342	41,582	33,229	28,615	15,868
Income (loss) from operations	11,407	11,972	11,426	5,153	(8,298)
Income (loss) before provision (benefit) for income taxes	10,398	12,882	11,989	5,320	(7,760)
Provision (benefit) for income taxes	7,099	4,056	4,196	(2,409)	924
Net income (loss)	3,583	8,826	7,793	7,729	(8,684)
Net income (loss) per common share, basic	$0.26	$0.66	$1.07	$3.15	$(4.61)

Net income (loss) per common share, diluted	$0.23	$0.58	$0.57	$0.65	$(4.61)

Number of shares used in per share calculation (see Note 2):
Basic	13,932	13,409	7,273	2,456	1,885

Diluted	15,313	15,337	13,723	11,945	1,885

Consolidated Balance Sheet Data

	December 31,
(in thousands)	2005 (1)	2004	2003 (2)	2002	2001
Cash, cash equivalents and short-term investments	$75,157	$74,587	$69,737	$21,241	$14,348
Working capital	88,401	64,521	63,760	15,684	3,955
Total assets	134,245	101,775	87,919	34,716	22,153
Total long-term liabilities	871	—	—	—	—
Total stockholders’ equity	86,732	83,213	72,416	22,441	8,467

(1)	In relation to the Ulead acquisition, the Company has restated its Unaudited Condensed Consolidated Financial Statements as of June 30, 2005 and September 30, 2005 and the related Notes to Condensed Consolidated Financial Statements for the corresponding periods. The restatement was due to the misapplication of certain complex accounting principles to the Company’s purchase of Ulead with non-controlling interest and other purchase accounting related adjustments pertaining to amortization charges of intangible assets and deferred taxes. All financial information contained in this Annual Report on Form 10-K gives effect to these restatements. Ulead’s results of operations and balance sheet have been consolidated into our financial statements subsequent to the date of acquisition, April 20, 2005.
(2)	In July 2003, the Company completed its initial public offering (“IPO.”)

INTERVIDEO, INC.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, information contained under the caption “Part I, Item 1. Business,” as well as information contained in “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K (the “Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Part I, Item 1A. Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Annual Report include, among others, statements regarding (1) our acquisition of Ulead Systems, Inc. and the impact on our business, operations and financial condition, (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel and infrastructure, (6) exercise prices of future option grants, (7) the sufficiency of our capital resources, (8) future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (14) product sales and prices, (15) our efforts to improve internal controls, (16) settlement of intellectual property claims, (17) stock-based compensation expenses, (18) general and administrative expenses, and (19) the utility of certain products. The Company disclaims any obligation to update information in any forward-looking statement.

Overview

Founded in 1998, InterVideo is a provider of DVD software, video editing and DVD burning software, television viewing and recording software and InterVideo InstantOn software. We have developed a technology platform from which we have created a broad suite of integrated multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. We sell our products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide. We have business operations in the United States, Taiwan, Japan, China, India, Germany and the Philippines. We derive revenue primarily from the sale of software licenses to OEMs, which install our software onto PCs prior to delivery to customers. In addition, we derive revenue from the license of our software to CE manufacturers and manufacturers of PC peripherals that incorporate our software into their own products for distribution. We also sell our software through retail channels and directly to end users through our websites.

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a substantial portion of our revenue. We derived 46% of our revenue for the year ended December 31, 2005 from sales of our WinDVD product, primarily to PC OEMs, as compared to 71% and 82% of our revenue in the years ended December 31, 2004 and December 31, 2003, respectively. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial portion of our revenue. However, in the future, we expect to derive an increasing percentage of our revenue from sales of other products, including WinDVD Creator, InterVideo InstantON, InterVideo Home Theater, InterVideo DVD Copy, MediaOne and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, products sold through our retail and web-based sales channels as well as Ulead product offerings including DVD MovieFactory, VideoStudio and PhotoImpact.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Hewlett-Packard, Toshiba, Microsoft, NEC, Softbank Commerce, Fujitsu, Fujitsu Siemens and IBM. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number

INTERVIDEO, INC.

of customers. For the year ended December 31, 2005, our two largest customers accounted for 35% of our revenue, with Hewlett-Packard accounting for 25% of our revenue and Toshiba accounting for 10% of our revenue. We expect that a small number of customers will continue to account for a majority of our revenue and gross profit for the foreseeable future, although the identity of those customers may change from period to period. Because there are only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased unit sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may decline or grow at a slower rate than in prior periods.

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

We have an internet commerce sales initiative that allows users to purchase products from our websites. We also continue to expand our retail channels. For the year ended December 31, 2005, we derived 24% of our revenue from web and retail sales. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing programs. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 50% of our revenue for the year ended December 31, 2005. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. In the future, an increasing portion of our international revenue may be denominated in foreign currencies and we may use derivative instruments to hedge foreign exchange risk.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because we generally recognize revenue associated with the sale of our products to our OEMs’ customers in the month or quarter following the sales of our products to these OEMs’ customers, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of that year. We expect that our recent acquisition of a controlling interest in Ulead will impact this trend in future periods because a substantial portion of Ulead revenues are derived from web and retail sales which are typically recognized in the period in which they occur.

Critical Accounting Policies, Significant Judgments, and Estimates

We base the discussions and analysis of our financial condition and results of operations upon our consolidated financial statements, which we prepare in accordance with United States generally accepted accounting principles. In preparing these financial statements, we must make estimates and judgments that affect

INTERVIDEO, INC.

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

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding the results of our operations are:

•	revenue recognition;

•	accounting for acquisitions;

•	accounting for income taxes; and

•	stock-based compensation.

Revenue recognition

Our revenue is primarily derived from fees received under software licenses granted to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users or businesses. We recognize revenue generated from these sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, under which revenue is recognized when:

•	evidence of an arrangement exists;

•	delivery of the software has occurred;

•	the fee is fixed or determinable; and

•	collectibility is probable.

However, determining whether and some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sale into the OEM’s sales channel partners or prior to being sold through to the OEM’s end customers. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products sold by the OEMs to end customers or to the OEM’s sales channel partners. We do not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners and, thus do not defer revenue on these arrangements. Under certain agreements where the OEM is granted PCS for a period greater than one year, including unspecified upgrades, revenue is recognized ratably over the shorter of the contractual PCS period or estimated life of the product.

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

End-user sales are made directly through our websites and third party websites. We generally do not offer specified upgrade rights to any class of customer, and there are no unspecified upgrade rights associated with

INTERVIDEO, INC.

end-user sales. We recognize revenue from sales through these websites upon delivery of product and the receipt of payment by means of an authorized credit card. End users who purchase our software from our websites have limited rights of return for products for up to 14 days which we currently reserve for based upon historical return percentages.

We sell our products to retailers and distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor does not take ownership of the product at the point in time when we ship product to the distributor. When the distributor sells the consignment-based product to a retailer or an end customer, ownership of the product is transferred from us to the retailer or end customer. The distributor reports those sales to us and we invoice the distributor. For non-consignment product shipments, the distributor takes ownership of the product at the point in time when we ship the product to the distributor and we invoice the distributor upon such shipment. Since we do not have contractually obligated minimum orders or payment terms with our distributors, we do not recognize revenue for retail product distribution prior to invoicing. Certain distributors and retailers have limited rights to return products that were purchased within six months. These distributors have no rights to product upgrades. We generally recognize revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, less any required rebate or net of returns. Certain distributors and retailers of Ulead, primarily in Japan, have unlimited rights of return. Revenue from these customers is recognized net of allowance for returns based on historical return rates.

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

Accounting for Acquisitions

Accounting for acquisitions requires management to make judgments and estimates in determining the purchase price, the fair value of the assets and liabilities acquired and merger-related and restructuring expenses. In recording the Ulead acquisition during 2005, significant judgment was required in estimating:

•	valuation of deferred revenue,

•	valuation of intangible assets and acquired in-process research and development, and

•	valuation of the deferred income tax associated with the Ulead purchase.

Changes to purchase price estimates, prior to the completion of the final purchase price allocation, are reflected as adjustments to goodwill and/or other acquired assets. Subsequent adjustments are reflected in our results of operations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable.

Due to the existence of the non-controlling interest in Ulead after this acquisition, our management’s review of the purchase accounting method under SFAS No. 141, Business Combinations, has resulted in a determination to apply the partial goodwill method to our acquisition of Ulead. The application of the partial goodwill method requires the Company to record its share of Ulead’s assets, liabilities and resulting intangible assets, including goodwill, at the proportionate share acquired based upon the purchase price.

INTERVIDEO, INC.

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

Stock-based compensation

On December 16, 2004, the Financial Accounting Standard Board (“FASB”)issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption.

As discussed in Part II, Item 8, Note 2, Stock-based compensation expense, we currently account for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25. Had we accounted for stock-based compensation related to employee stock-based compensation plans using the fair value method as prescribed by aforementioned SFAS No. 123, our stock-based compensation expenses would have been in the amounts of $5.0 million, $5.3 million and $2.6 million in fiscal years 2005, 2004 and 2003, respectively. As prescribed by SFAS 123(R) issued in December 2004, we will be required to recognize the compensation costs relating to share-based payment transactions in our financial statements, using the fair value method and recognize such costs in our consolidated statements of income, starting from January 1, 2006. We expect the adoption of SFAS 123(R) will increase our share-based compensation expense significantly and thus reduce our gross margin, net income and earnings per share due to the allocation of stock-based compensation costs to cost of revenue and operating expenses; however, we cannot accurately quantify the amount of such impact at this time.

Results of Operations

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

Comparison of Years Ended December 31, 2005 and 2004

Revenue

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
Revenue (in thousands)	109,229	47%	74,460

Revenue increased 47% to $109.2 million for the year ended December 31, 2005 from $74.5 million for the year ended December 31, 2004 with Ulead accounting for 67% of the increase. OEM product sales increased 32% to $83.0 million for the year ended December 31, 2005 from $62.9 million for the year ended December 31, 2004 with Ulead accounting for 39% of the increase. Included in OEM revenues for the year ended December 31, 2005 was $8.0 million or 7% of total revenue from two previously announced agreements with Microsoft. Web and retail sales increased 128% to $26.2 million for the year ended December 31, 2005 from $11.5 million for the year ended December 31, 2004 with Ulead accounting for virtually all of the increase. OEM product sales accounted for 76% of total revenue for the year ended December 31, 2005 as compared to 85% of total revenue for the year ended December 31, 2004 of which Ulead accounted for 39% of the increase. We derived a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2005, our two largest customers accounted for 35% of our revenue, with Hewlett-Packard accounting for 25% and Toshiba accounting for 10% of our revenue. In the year ended December 31, 2004, our two largest customers accounted for 38% of our revenue with Hewlett-Packard accounting for 25% and Toshiba accounting for 13% of our revenue. Sales outside the United States accounted for 50% of our revenue for the year ended December 31, 2005 as compared to 47% for the year ended December 31, 2004 of which Ulead accounted for virtually all of the revenue. Overall, WinDVD continues to represent a significant portion of our revenue, accounting for 46% of total revenue for the year ended December 31, 2005 compared to 71% of total revenue for the prior year. Additionally, increased sales of our non-WinDVD products which include WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy, InterVideo InstantON and Ulead products such as PhotoImpact, VideoStudio, and Ulead DVD MovieFactory accounted for 54% of revenue for the year ended December 31, 2005, as compared to 29% for the year ended December 31, 2004 with Ulead products accounting for 63% of the growth. We expect the primary drivers of future revenue growth to be Ulead products as well as InterVideo’s existing

INTERVIDEO, INC.

products. As a result of this expected growth in Ulead and InterVideo’s other products, we expect that WinDVD will continue to decline as a % of total revenue.

Cost of revenue

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
Cost of revenue (in thousands)	39,887	21%	32,878
Percentage of total revenue	37%		44%

Cost of revenue increased 21% to $40 million, or 37% of revenue, for the year ended December 31, 2005 from $32.9 million, or 44% of revenue, for the year ended December 31, 2004 with Ulead accounting for 83% of the increase. The increase in absolute dollars was primarily due to cost of revenue from Ulead operations, overall increased royalties resulting from increased unit sales and increased amortization of intangible assets in the amount of $897,000 due to the Ulead acquisition. The decrease as a percentage of revenue was due primarily to the lower per unit costs as a percentage of revenue on Ulead product sales offset somewhat by a decline in average selling prices of our WinDVD products by 4% from 2004 without a corresponding decrease in per unit royalty costs. Cost of revenue in absolute dollars will continue to be impacted by per-unit costs of royalties which are impacted by sales volume and product mix. We expect that cost of revenue as a percentage of revenue will be impacted by the increased sales of higher margin products including Ulead products, offset somewhat by continued price erosion in our WinDVD sales to our OEM customers.

Gross profit

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
Gross profit (in thousands)	69,342	67%	41,582
Percentage of total revenue	63%		56%

Gross profits were 63% of revenue for the year ended December 31, 2005 as compared to 56% for the year ended December 31, 2004 with Ulead accounting for 63% of the increase. The increase reflects the sale of higher margin Ulead products and an increase in revenue from other products that typically have higher gross margins. The increase was offset by lower average selling prices of our WinDVD and other products to our major OEM customers without a proportional decrease in third party royalties and the amortization of intangible assets associated with the acquisition of Ulead, which we expect will remain constant over future periods. We expect that the continued integration of the Ulead products in the product mix and further shift in product mix toward higher margin products will continue to have a favorable impact on gross profits. However, increased revenue through OEM channels and from the sale of our products through other software and internet companies at lower margins will somewhat offset these higher margins. We expect gross profits as a % of revenue to remain in the 60% range for 2006, but this may vary based upon our product mix as well as possible continued erosion of our current product prices including, in particular, the price of our WinDVD product.

Research and development expenses

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
Research and development expenses (in thousands)	20,186	102%	10,002
Percentage of total revenue	19%		14%

Research and development expenses were $20.2 million, or 19% of revenue, for the year ended December 31, 2005 and $10.0 million, or 14% of revenue, for the year ended December 31, 2004. The increase

INTERVIDEO, INC.

in absolute dollars and as a percentage of revenue reflects an increase of $6.6 million associated with the Ulead research and development expense including payroll and payroll related expenses, $2.6 million in increased payroll and payroll related expenses mainly due to the Company’s Taiwan and China subsidiaries’ increased research and development headcount, increased travel expenses of $409,000 and other operating expenses of $734,000. These increases were partially offset up by a decrease in legal fees of $177,000.

Included in the Ulead research and development expense increase of $6.6 million for the year ended December 31, 2005 is $329,000 related to reduction in force activities in conjunction with the acquisition.

We believe that a significant level of research and development expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars and such expenses may increase as a percentage of revenue in the future.

Sales and marketing expenses

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
Sales and marketing expenses (in thousands)	18,933	85%	10,229
Percentage of total revenue	17%		14%

Sales and marketing expenses increased to $18.9 million, or 17% of revenue, for the year ended December 31, 2005 from $10.2 million, or 14% of revenue, for the year ended December 31, 2004. The increase is primarily due to the sales and marketing expenses of $8.0 million from Ulead as a result of the acquisition including $467,000 reduction in force activities. Other changes included an increase in payroll and payroll related expenses, outside consulting fees and travel expenses of $645,000 and an increase in value added/consumption taxes (“VAT”) of $677,000 offset by a decrease in commission paid to outside representatives and trade show expenses of $585,000. Included in the VAT expenses for the year ended December 31, 2005 is $700,000 for historical international Web sales and related interest and penalties.

We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect sales and marketing expenses to increase in absolute dollars and that such expenses may increase as a percentage of revenue in the future as we seek to further establish our retail presence.

General and administrative expenses

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
General and administrative expenses (in thousands)	16,166	77%	9,108
Percentage of total revenue	15%		12%

General and administrative expenses increased to $16.2 million or 15% of revenue, for the year ended December 31, 2005 from $9.1 million, or 12% of revenue, for the year ended December 31, 2004. The increase is primarily due to the general and administrative expenses of $3.9 million from Ulead as a result of the acquisition including $287,000 in relation to reduction in force activities. Other changes included increases of $1.3 million of payroll and payroll related expenses primarily due to increased headcount in Taiwan operations, $1.6 million increase in audit, Sarbanes-Oxley compliance and other consulting fees and $379,000 in legal fees associated with the protection of our intellectual property positions offset by a decrease in other operating expenses of $521,000 primarily due to $780,000 in legal and administrative expenses associated with the pursuit of strategic transactions incurred during the year ended December 31, 2004.

INTERVIDEO, INC.

We expect general and administrative expenses to increase in absolute dollars as we continue to build our infrastructure to support our anticipated growth and operations with the combined InterVideo and Ulead entities and as we incur increased legal expenses to defend and protect our intellectual property positions.

Stock-based compensation expenses

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
Stock-based compensation expenses (in thousands)	76	(72)%	271
Percentage of total revenue	—%		—%

Stock-based compensation expenses decreased to $76,000 for the year ended December 31, 2005 compared with $271,000 for the year ended December 31, 2004. The decrease in stock-based compensation was primarily due to the effects of accelerated amortization and forfeitures as a result of employee terminations.

In-Process Research and Development

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
In-process research and development (in thousands)	2,574	N/A	—
Percentage of total revenue	2%		—%

During the nine months ended September 30, 2005, a $2.6 million charge to operating expenses was incurred, in connection with the Ulead acquisition, because we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed.

Other income (loss), net

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
Other income (loss), net (in thousands)	(1,009)	(211)%	910
Percentage of total revenue	(1)%		1%

Net other income decreased from $910,000 for the year ended December 31, 2004 to a net loss of $1.0 million for the year ended December 31, 2005. This decrease is primarily due to the $672,000 long-term investment write-off of the Master Integrated Appliances Co., Ltd., net realized/unrealized currency loss of $2.0 million offset by a net increase in rental income, interest and other income of $712,000. Included in the net realized/unrealized currency loss of $2.0 million is an unrealized currency loss of $1.6 million triggered by depreciation of one particular foreign currency against U.S. dollar during the fiscal year in relation to an intercompany loan from the Company to one of its foreign subsidiaries in order to purchase Ulead shares as part of the Ulead acquisition process. Foreign currency risk is further discussed in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Provision for income taxes

	Year Ended December 31, 2005	% Change 2004 to 2005	Year Ended December 31, 2004
Provision for income taxes (in thousands)	7,099	75%	4,056
Percentage of total revenue	6%		5%

We recorded a provision for income taxes for the period ended December 31, 2005 of $7.1 million on income before income taxes of $10.4 million, compared to a provision for income taxes of $4.1 million on

INTERVIDEO, INC.

income before income taxes of $12.9 million for the period ended December 31, 2004. Our 2005 income tax expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to a combination of state taxes, foreign withholding taxes with no benefit, foreign losses with no benefit, the write off of purchased in-process research and development and certain other adjustments offset by release of certain foreign valuation allowances, various credits, export sales benefit and stock compensation benefit previously charged. Our 2004 income tax expense differs from the expected provision derived by applying the applicable U.S. federal statutory rate to the income from operations primarily due to the benefit from a release of remaining valuation allowance on certain deferred tax assets provided in prior years, previous un-benefited stock option compensation, current year research and experimental credits and export sales activities, offset by state income tax expenses, foreign income taxes net of foreign tax credits and foreign losses with no benefit. See Part II, Item 8, Note 6, Income Taxes, for further details.

Comparison of Years Ended December 31, 2004 and 2003

Revenue

	Year Ended December 31, 2004	% Change 2003 to 2004	Year Ended December 31, 2003
Revenue (in thousands)	74,460	30%	57,078

Revenue increased 30% to $74.5 million for the year ended December 31, 2004 from $57.1 million for the year ended December 31, 2003. OEM product sales increased 31% to $62.9 million for the year ended December 31, 2004 from $48.1 million for the year ended December 31, 2003. Web and retail sales increased 29% to $11.5 million for the year ended December 31, 2004 from $8.9 million for the year ended December 31, 2003. OEM product sales accounted for 85% of total revenue for the year ended December 31, 2004 as compared to 84% of total revenue for the year ended December 31, 2003. We derived a substantial portion of our revenue from a small number of customers. For the year ended December 31, 2004, our two largest customers accounted for 38% of our revenue, with Hewlett-Packard accounting for 25% and Toshiba accounting for 13% of our revenue. In the year ended December 31, 2003, our two largest customers accounted for 32% of our revenue with Hewlett-Packard accounting for 19% and Dell accounting for 13% of our revenue. Sales outside the United States accounted for 47% of our revenue for the year ended December 31, 2004 as compared to 44% for the year ended December 31, 2003. The growth in revenue for the year ended December 31, 2004 over the same period in the prior year reflects increased revenue from our WinDVD product sales of 12%. Additionally, increased sales of our non-WinDVD products which include WinDVD Creator, InterVideo Home Theater and InterVideo DVD Copy accounted for 29% of revenue for the year ended December 31, 2004, as compared to 18% for the year ended December 31, 2003.

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

INTERVIDEO, INC.

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

Sales and marketing expenses increased to $10.2 million, or 14% of revenue, for the year ended December 31, 2004 from $8.9 million, or 16% of revenue, for the year ended December 31, 2003. The increase in absolute dollars was primarily attributable to a $440,000 increase in payroll and payroll related expenses due to increased sales and marketing headcount, a $450,000 increase in outside consulting fees and commissions to outside sales representatives, an $180,000 increase in travel, promotional and tradeshow expenses and a $250,000 increase in depreciation and facilities related expenses. The decrease, as a percentage of revenue, for the year ended December 31, 2004 as compared to the prior year was primarily due to the overall increase in revenue without a proportional increase in sales and marketing expenses.

INTERVIDEO, INC.

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

INTERVIDEO, INC.

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

Liquidity and Capital Resources

As of December 31, 2005, we had cash, cash equivalents and short-term investments of $75.2 million representing 56% of our total assets, compared to $74.6 million or 73% of total assets, as of December 31, 2004. Our cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase and totaled $31.2 million at December 31, 2005 and $22.6 million at December 31, 2004. Short-term investments consist principally of United States Treasury obligations and direct obligations of the U.S. Government agencies, state and municipal notes/bonds, corporate bonds, auction rate securities, corporate securities and mutual funds. As discussed in more detail in Note 4 of the Notes to the Condensed Consolidated Financial Statements included in Part II, Item 8, Short-term investments, of this Form 10-K, certain auction rate securities have been reclassified from cash and cash equivalents to short-term investments as of December 31, 2004 in order to conform to the 2005 presentation which has affected the cash balance as of 2004 as well as net cash flow used in investing activities.

Net cash provided by operating activities in 2005 was $12.2 million. Net income of $3.6 million was adjusted for non-cash charges for unrealized currency adjustments of $1.7 million, depreciation and amortization of $2.7 million, non-cash investment loss of $823,000, the write-off of acquired in-process research and development of $2.6 million, provision for deferred taxes of $75,000, tax benefits from stock option transactions of $650,000, provision for doubtful accounts of $372,000 and other net non-cash credits totaling $46,000 including a credit of $284,000 for minority interests in losses of subsidiary. Additionally, cash provided from operating activities was impacted by increases in accounts payable of $226,000, accrued liabilities and tax payable of $757,000 and deferred revenue of $700,000. These amounts were offset by increases in accounts receivable of $1.7 million and prepaid expenses and other current and long term assets of $276,000. The adjustment for depreciation and amortization includes $902,000 for amortization of intangible assets arising primarily as a result of the Ulead acquisition. The unrealized currency adjustment of $1.7 million was primarily due to an exchange loss triggered by depreciation of one particular foreign currency against the U.S. dollar during the fiscal year related to an intercompany loan agreement with one of our subsidiaries for purposes of acquiring Ulead shares The non-cash investment loss of $823,000 includes a $672,000 write-off of a long term investment. The write-off of acquired in-process research and development represents a charge to operating expenses in conjunction with the Ulead acquisition whereby we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The increase in accounts receivable is primarily due to the Microsoft outstanding invoice as of December 31, 2005, offset by the timing of other cash collections in the normal course of business. The increase in deferred revenue is primarily due to increased Ulead sales activity since the acquisition with the revenue deferred due to specified upgrades and PCS for the undelivered elements prior to December 31, 2005. The increase in accrued liabilities and income taxes payable includes an increase in income taxes payable of $1.2 million due to a higher effective tax rate for 2005 offset by a decrease in royalty and cost accruals of $467,000.

Net cash provided by operating activities in 2004 was $14.5 million, primarily comprised of $8.8 million of net income adjusted for non-cash charges for depreciation and amortization of $1.3 million, deferred taxes of $526,000, tax benefits derived from stock option activity of $1.2 million, stock-based compensation of $271,000 and other non-cash charges and credits, a net increase in accounts payable, accrued liabilities and taxes payable of $2.4 million

INTERVIDEO, INC.

and an increase in deferred revenue of $547,000, offset by increases in accounts receivable, prepaid expenses and other assets of $624.000. The non-cash adjustment for tax benefits derived from stock option activity results primarily from disqualified disposition of incentive stock option and non-qualified stock option exercises. The net increase in accounts payable, accrued liabilities and taxes payable is primarily due to increases in accrued license royalties of $1.4 million as a result of increased unit shipments as well as an increase in the per unit cost of these royalties, increases in accrued payroll and bonuses of $1.1 million due to increased headcount and increases in accruals for outside consulting and external audit fees of $600,000 largely due to Sarbanes-Oxley Section 404 compliance efforts offset by a $1.2 million decrease in taxes payable due to the lower effective tax rate. The increase in deferred revenue is primarily due to growth in retail sales in North America and Europe for which revenue with certain customers has been deferred until evidence of sell-through to the end user is obtained. These increases were partially offset by the recognition of previously deferred revenue as a result of changes in certain contractual arrangements.

Net cash used in investing activities was $1.6 million in 2005, primarily due to proceeds from the sale and maturities of short-term investments in the amount of $55.7 million, net of purchases of short-term investments in the amount of $33.4 million. This amount was offset by the use of $22.7 million, net of $13.6 million in cash acquired, to execute the Ulead tender offer. Additionally, we used $1.5 million for the purchase of property and equipment.

Net cash used in investing activities was $38.2 million in 2004, which included the purchase of property and equipment of $1.4 million including the implementation of our new ERP system and expanded operations in Asia and net purchases of short-term investments of $29.3 million. Additionally, we invested $1.7 million in two private companies in Taiwan and invested $5.7 million for the acquisition of shares of common stock of Ulead.

Net cash used in financing activities in 2005 was $1.6 million as a result of proceeds from the issuance of common stock under our stock option and employee stock purchase plans of $3.4 million, including $979,000 attributable to Ulead stock plan, and proceeds from the repayment of employee notes receivables of $402,000 offset by the use of $5.5 million for the repurchase of common stock.

Net cash used in financing activities in 2004 was $727,000, consisting of $2.6 million used for the repurchase of common stock offset by $1.8 million in proceeds from the issuance of common stock under stock option and employee stock purchase plans.

Starting in fiscal year 2006, in accordance with SFAS 123(R), a part of the tax benefit related to share-based payments will be classified as cash flows from financing activities, instead of cash flows from operating activities. As a result, our cash flows from operating activities are expected to decrease, offset by an increase in cash flows from financing activities.

We anticipate our operating expenses will grow in absolute dollars and in line with total revenue for the foreseeable future, and we intend to fund our operating expenses through cash flows from operations. We currently have no significant commitments for capital expenditures, but we expect to spend approximately $2 to $3 million on capital expenditures in 2006, which includes the upgrading and expansion of our world-wide facilities. We anticipate that we will increase our capital expenditures consistent with our anticipated growth in personnel and infrastructure, including facilities and systems. We have future lease commitments for buildings under non-cancelable operating leases through 2013. We have no other debt obligations.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We have used a total of $42.8 million to acquire a controlling interest in Ulead, including $32.6 million in April 2005, and we may continue to spend more cash to acquire additional shares of Ulead or to fund other acquisition activities. To the extent that our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we

INTERVIDEO, INC.

will need to raise additional funds. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. If we raise funds through an equity financing, it may have a dilutive effect on our existing stockholders. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us. In addition, although we have no present understandings, commitments or agreements with respect to any acquisitions of other businesses, services, products or technologies, we may from time to time evaluate potential acquisitions. These acquisitions may increase our capital requirements and reduce shareholders’ percentage ownership in us.

Disclosures About Contractual Obligations and Commercial Commitments

We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2013. Some of these facility lease agreements generally provide base rental rates which increase at various times during the terms of the leases and also provide for renewal options at fair market rental value.

Total operating lease expense, including month-to-month rentals as well as future minimum commitments under operating leases are presented as follows (in thousands):

In the year ending December 31,
2006	$2,332
2007	1,905
2008	1,545
2009	1,283
2010	1,290
Thereafter	2,377

$10,732

We generally make purchases under cancelable purchase orders and do not enter into long term supply agreements. We have no contractual obligations or commercial commitments that are not already accrued for in our financial statements.

Off Balance Sheet Arrangements

As of December 31, 2005, we had no off balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of changes in foreign currency exchange rates and changes in interest rates.

Foreign currency risk

To date, most of our revenue has been denominated in U.S. dollars. The acquisition of Ulead increased our international sales and increased our exposures to foreign exchange rate fluctuations. Although a majority of sales are currently denominated in U.S. dollars, portions of our revenue and operating expenses are denominated in foreign currencies. Accordingly, our operation results are affected by exchange rate fluctuations between the U.S. dollars and those foreign currencies. Any future adverse change in those currencies against the U.S. dollar could negatively impact our operating results by decreasing our net income which is measured in U.S. dollars. As of December 31, 2005, the potential decrease in revenue and net assets primarily from Ulead operations, based

INTERVIDEO, INC.

on a hypothetical 10% adverse change in foreign currency exchange rates would be $2 million and $4.6 million, respectively. We do not hedge operating translation risks because cash flows from international operations are generally reinvested locally.

In addition, as of December 31, 2005, the Company has an intercompany loan arrangement denominated in foreign currency with one of its subsidiaries. The Company could incur unrealized gains or losses on the loan as the value of the particular foreign currency appreciates or depreciates against U.S. dollars and recognize such gains or losses through cumulative translation adjustment in the stockholders’ equity. The potential loss in relation to the aforementioned loan as of December 31, 2005 would be $3.2 million based on a hypothetically 10% adverse change in foreign currency exchange rates.

The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates yet exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

We do not currently engage in any hedging or other transactions intended to manage the risks relating to foreign currency exchange rate fluctuations, other than natural hedges that occur as a result of holding both assets and liabilities denominated in foreign currencies. We may, in the future, undertake hedging or other such transactions, should we determine that it is necessary to offset exchange rate risks.

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

INTERVIDEO, INC.

ITEM 8: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

InterVideo, Inc.:

We have audited the accompanying consolidated balance sheet of InterVideo, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the period then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InterVideo, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of InterVideo, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 31, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/    GRANT THORNTON LLP

San Jose, California

March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

InterVideo, Inc.

We have audited management’s assessment, included in the accompanying InterVideo, Inc. Management’s Report on Internal Control Over Financial Reporting, that InterVideo, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). InterVideo, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

•	The Company incorrectly applied Statement of Financial Accounting Standards No. 141, “Business Combinations,” to the Company’s acquisition of a controlling interest in Ulead Systems, Inc. (“Ulead.”) during the quarter ended June 30, 2005. The interim consolidated financial statements included in the Company’s Form 10-Q filings as of and for the periods ended June 30, 2005 and September 30, 2005 incorrectly included amortization of intangible assets attributable to the non-controlling ownership interests of Ulead. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2006, on those consolidated financial statements.

50

In our opinion, management’s assessment that InterVideo, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, InterVideo, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company has excluded from its evaluation the internal controls over financial reporting for the results of operations and cash flows resulting from the acquisition of its controlling interest in Ulead Systems, Inc. (Ulead) on April 20, 2005. As of and for the period from April 20, 2005 through December 31, 2005, Ulead’s total assets and total revenues represented approximately 18% and 21%, respectively, of the Company’s consolidated total assets and total revenue for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the results of operations and cash flows resulting from the acquisition of the controlling interest in Ulead Systems, Inc. on April 20, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of InterVideo, Inc. as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the period then ended and our report dated March 31, 2006 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

San Jose, California

March 31, 2006

51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

InterVideo, Inc.:

We have audited the accompanying consolidated balance sheet of InterVideo, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterVideo, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Mountain View, California

March 31, 2005

INTERVIDEO, INC.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$31,169	$22,566
Short-term investments	43,988	52,021
Accounts receivable, net of allowance for doubtful accounts of $746 and $215, respectively	12,939	5,660
Deferred tax assets	1,034	256
Prepaid expenses and other current assets	6,470	2,580
Held for sale assets	19,611	—

Total current assets	115,211	83,083
Property and equipment, net	3,414	2,606
Goodwill	1,018	1,018
Other purchased intangible assets	7,130	83
Deferred tax assets	3,965	5,446
Other assets	3,507	9,539

Total assets	$134,245	$101,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,219	$1,098
Accrued liabilities	19,087	13,129
Income taxes payable	1,566	333
Deferred revenue	3,938	4,002

Total current liabilities	26,810	18,562

Long term liabilities:
Other long term liabilities	871	—
Minority interest	19,832	—

Stockholders’ equity:
Common stock, $0.001 par value: 150,000 shares authorized; 13,850 and 13,661 shares issued and outstanding, respectively	14	14
Additional paid-in capital	74,123	76,498
Notes receivable from stockholders	(456)	(830)
Deferred stock-based compensation	(2)	(95)
Accumulated other comprehensive income	2,965	1,121
Retained earnings	10,088	6,505

Total stockholders’ equity	86,732	83,213

Total liabilities and stockholders’ equity	$134,245	$101,775

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenue	$109,229	$74,460	$57,078
Cost of revenue	38,907	32,678	23,649
Amortization of intangible assets	980	200	200

Gross profit	69,342	41,582	33,229
Operating expenses:
Research and development	20,186	10,002	7,626
Sales and marketing	18,933	10,229	8,908
General and administrative	16,166	9,108	4,357
Stock-based compensation (1)	76	271	912
Acquired in-process research and development	2,574	—	—

Total operating expenses	57,935	29,610	21,803

Income from operations	11,407	11,972	11,426
Other income (loss), net	(1,009)	910	563

Income before income taxes	10,398	12,882	11,989
Provision for income taxes	(7,099)	(4,056)	(4,196)
Minority interest	284	—	—

Net income	$3,583	$8,826	$7,793

Net income per common share, basic	$0.26	$0.66	$1.07

Net income per common share, diluted	$0.23	$0.58	$0.57

Number of shares used in per share calculation:
Basic	13,932	13,409	7,273

Diluted	15,313	15,337	13,723

(1)	Stock-based compensation expense is allocated among the operating expense classifications as follows:

	Year Ended December 31,
	2005	2004	2003
Research and development	$31	$90	$308
Sales and marketing	19	58	309
General and administrative	26	123	295

Total stock-based compensation expenses	$76	$271	$912

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$3,583	$8,826	$7,793
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net loss of subsidiary	(284)	—	—
Non cash currency adjustment	1,746	—	—
Depreciation and amortization	2,684	1,277	774
Deferred income taxes	75	526	(771)
Tax benefit from stock option transactions	650	1,221	688
Acquired in-process research and development	2,574	—	—
Amortization and impairment of software license agreement	—	—	22
Stock-based compensation	76	271	912
Provision for doubtful accounts	372	46	75
Loss from disposal of property and equipment	190	30	205
Interest income on notes receivable from stockholders	(28)	(38)	(41)
Non cash investment loss	823	93	—
Changes in operating assets and liabilities:
Accounts receivable	(1,675)	(112)	(1,645)
Prepaid expenses and other current assets	(125)	(91)	(1,779)
Other assets	(151)	(421)	(63)
Accounts payable	226	29	595
Deferred revenue	700	547	2,362
Accrued liabilities and income taxes payable	757	2,336	189

Net cash provided by operating activities	12,193	14,540	9,316

Cash flows from investing activities:
Purchases of property and equipment	(1,478)	(1,441)	(1,436)
Purchases of short-term investments	(33,369)	(103,807)	(24,030)
Proceeds from maturities of short-term investments	55,994	74,507	5,246
Acquisition of Ulead, net of cash acquired of $13.6 million	(22,744)	(7,419)	—

Net cash used in investing activities	(1,597)	(38,160)	(20,220)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	—	40,367
Proceeds from issuance of common stock under stock option and purchase plans(1)	3,445	1,756	199
Proceeds from repayment of notes receivables	402	113	—
Repurchase of common stock	(5,474)	(2,596)	—

Net cash provided by (used in) financing activities	(1,627)	(727)	40,566

Effect of change in exchange rates on cash and cash equivalents	(366)	38	76

Net increase (decrease) in cash and cash equivalents	8,603	(24,309)	29,738
Cash and cash equivalents, beginning of period	22,566	46,875	17,137

Cash and cash equivalents, end of period	$31,169	$22,566	$46,875

Supplementary disclosures of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	—	—	24,904
Supplementary disclosure:
Income tax payments, net of refunds	$5,076	$1,720	$1,497

(1)	2005 proceeds from issuance of common stock under stock option and purchase plans included $979,000 treasury stock proceeds from Ulead which are not presented in our statements of stockholders’ equity. Ulead’s total equity is eliminated as part of the consolidation process.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable from Stock- holders	Deferred Stock- based Compen- sation	Accumu- lated Other Compre- hensive Income/ (Loss)	Retained Earnings/ (Accum- ulated Deficit)	Total Stock- holders’ Equity	Compre- hensive Income
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2002	12,839	$13	2,644	$3	$35,197	$(864)	$(1,614)	$(180)	$(10,114)	$22,441
Issuance of common stock in Initial Public Offering, net of offering cost of $4,713	—	—	3,220	3	40,364	—	—	—	—	40,367
Conversion of preferred stock to common stock	(12,839)	(13)	6,948	7	6	—	—	—	—	—
Issuance of common stock under stock option and stock purchase plans	—	—	158	—	199	—	—	—	—	199
Interest income on notes receivable from stockholders	—	—	—	—	—	(41)	—	—	—	(41)
Deferred stock-based compensation	—	—	—	—	(171)	—	171	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	912	—	—	912
Tax benefits from stock options transactions	—	—	—	—	688	—	—	—	—	688
Foreign currency translation adjustment	—	—	—	—	—	—	—	83	—	83	$83
Unrealized loss on available-for-sale investments, no tax	—	—	—	—	—	—	—	(26)	—	(26)	(26)
Net income	—	—	—	—	—	—	—	—	7,793	7,793	7,793

BALANCE, December 31, 2003	—	—	12,970	13	76,283	(905)	(531)	(123)	(2,321)	72,416	$7,850

Repurchase of common stock	—	—	(200)	—	(2,596)	—	—	—	—	(2,596)
Issuance of common stock under stock option and stock purchase plans	—	—	891	1	1,755	—	—	—	—	1,756
Interest income on notes receivable from stockholders	—	—	—	—	—	(38)	—	—	—	(38)
Repayment of notes receivable from stockholders	—	—	—	—	—	113	—	—	—	113
Deferred stock-based compensation	—	—	—	—	(165)	—	165	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	271	—	—	271
Tax benefits from stock options transactions	—	—	—	—	1,221	—	—	—	—	1,221
Foreign currency translation adjustment	—	—	—	—	—	—	—	30	—	30	$30
Unrealized gain on available-for-sale investments, no tax	—	—	—	—	—	—	—	1,214	—	1,214	1,214
Net income	—	—	—	—	—	—	—	—	8,826	8,826	8,826

BALANCE, December 31, 2004	—	—	13,661	14	76,498	(830)	(95)	1,121	6,505	83,213	$10,070

Repurchase of common stock	—	—	(536)	—	(5,474)	—	—	—	—	(5,474)
Issuance of common stock under stock option and stock purchase plans	—	—	725		2,466	—	—	—	—	2,466
Interest income on notes receivable from stockholders	—	—	—	—	—	(28)	—	—	—	(28)
Repayment of notes receivable from stockholders	—	—	—	—	—	402	—	—	—	402
Deferred stock-based compensation	—	—	—	—	(17)	—	17	—	—	—
Amortization of deferred stock-based compensation expense	—	—	—	—	—	—	76	—	—	76
Tax benefits from stock options transactions	—	—	—	—	650	—	—	—	—	650
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,685	—	2,685	$2,685
Unrealized loss on available-for-sale investments, no tax	—	—	—	—	—	—	—	(841)	—	(841)	(841)
Net income	—	—	—	—	—	—	—	—	3,583	3,583	3,583

BALANCE, December 31, 2005	—	$—	13,850	$14	$74,123	$(456)	$(2)	$2,965	$10,088	$86,732	$5,427

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

INTERVIDEO, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Business

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company has operations in the United States, Taiwan, Japan, China and India. A substantial portion of the Company’s revenue is derived from the sale of software licenses to OEMs, which install its software onto PCs prior to delivery to customers. The Company also sells software through retail channels and directly to end users through our websites. In addition, the Company derives revenue from the license of its software to consumer electronics (“CE”) manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate the Company’s software into their own products for distribution.

As discussed in further detail in Note 3, Acquisition of Ulead Systems, Inc. (“Ulead”), the Company acquired a controlling interest in Ulead on April 20, 2005 which has expanded the products of the Company to include PhotoImpact, VideoStudio, Ulead DVD MovieFactory, DVD Workshop and Media Studio Pro. The Company’s software is bundled with products sold by PC OEMs. The Company sells its products to PC OEMs, CE manufacturers and PC peripherals manufacturers worldwide. In addition, the Company sells products through retail channels and directly to consumers through its websites. InterVideo’s acquisition of Ulead has allowed the Company to expand these channels with a broader range of product offerings and the combined marketing efforts of the two companies. Ulead has business operations in Taiwan, Japan, Germany, the United States, China and the Philippines.

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for annual financial information and with the instructions to Form 10K and Article 5, Commercial and Industrial Companies, of Regulation S-X.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and on various other assumptions believed to be applicable and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could materially differ from these estimates.

Reclassifications

As discussed in more detail in Note 4, Short-term investments, auction rate securities are reclassified as short-term investments as of December 31, 2005. The corresponding amounts in the 2004 financial statements have been reclassified to correct an error in presentation.

INTERVIDEO, INC.

Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Based on the Company’s ability either to liquidate the holdings or to roll the investment over to the next reset period, the Company had historically classified some or all of these instruments as cash and cash equivalents if the period between interest rate resets was 90 days or less.

The Company accounts for our marketable securities in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets, and the ability to sell auction rate securities at par and at our discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

Based upon the re-evaluation of these securities, the Company has classified the auction rate securities as short term investments. This resulted in a reclassification from cash and cash equivalents to short-term investments of $4.8 million on the December 31, 2004 consolidated balance sheets. In addition, purchases and sales of short-term investments included in the consolidated statements of cash flows have been revised to reflect the purchase and sale of auction rate securities during the periods presented. This resulted in net cash decrease in the change of cash and cash equivalent of $4.8 million and an increase in cash used in investing activities by the same amount for the year ended December 31, 2004. These reclassifications had no impact on the previously reported net income or cash flows from operations. The Company has no auction rate securities in 2003; accordingly, no applicable reclassification is required.

Foreign currency translation

The functional currency of the Company’s subsidiaries is the local currency. Accordingly, all assets and liabilities are translated into U.S. dollars at the current exchange rate at the applicable balance sheet date. The effects of these translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Revenue and expenses are translated at the average exchange rate prevailing during the period and exchange gains (losses) arising from transactions denominated in a currency other than the functional currency of an entity are included in other income, net. We are exposed to the impact of changes in foreign currency exchange rates.

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

INTERVIDEO, INC.

Short-term investments

Short-term investments consist principally of United States Treasury obligations and direct obligations of the U.S. Government agencies, state and municipal notes/bonds, corporate bonds, auction rate securities, corporate securities and mutual funds. The Company currently classifies all investment securities as available-for-sale. Securities classified as available-for-sale are required to be reported at fair value with unrealized gains and losses excluded from earnings and included in other comprehensive income (loss).

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

Customers’ accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the years ended presented were:

	As of December 31,
	2005	2004
Customer A	9%	11%
Customer B	29%	—%

The following individual customers accounted for greater than 10% of revenue in any one of the years presented:

	Year ended December 31,
	2005	2004	2003
Revenue from major customers:
Customer C	2%	7%	13%
Customer D	25%	25%	19%
Customer E	10%	13%	4%

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003.

Allowance for Doubtful Accounts	Balance at beginning of the Year	Provisions	Write-offs	Balance at end of the Year
December 31, 2005	$215	$616	$(85)	$746
December 31, 2004	$254	$46	$(85)	$215
December 31, 2003	$205	$75	$(26)	$254

INTERVIDEO, INC.

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets which requires that intangible assets with an indefinite life should not be amortized until their life is determined to be finite. SFAS No. 142 also requires that goodwill not be amortized but instead tested for impairment at least annually and more frequently upon the occurrence of certain are incurred.

The Company tests goodwill for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events, as defined by SFAS No. 142. Consistent with the Company’s determination that it has only one operating segment, the Company has determined that it has only one reporting unit. Goodwill is tested for impairment annually, in the fourth quarter, in a two-step process. First, the Company determines if the carrying amount of its reporting unit exceeds the “fair value” of the reporting unit, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, the Company compares the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine if there is an impairment loss. Since the fair value of the reporting unit exceeds its net book value as of December 31, 2005, there is no goodwill impairment for the year.

Impairment of long-lived assets and other purchased intangibles

The Company accounts for intangible assets with finite lives in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In accordance with SFAS 144, when events and circumstances warrant a review, the Company evaluates the carrying value of long-lived assets to be held and used. The carrying value of an asset is considered impaired when the anticipated undiscounted cash flow from such an asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds its fair value. Fair value is determined using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner except that fair values are reduced by the cost to dispose of such assets.

Long-term investments

The Company from time to time acquires certain equity investments for the promotion of business and strategic objectives. Non-marketable equity investments are accounted for using the equity method if the Company has significant influence over operating and financial policies of the investee, or using the cost method if the Company cannot assert significant influence over the investee. Marketable equity investments are accounted for as available-for-sale securities with unrealized gains and losses included in other comprehensive income in equity. Such investments are also subjected to periodic impairment review. If there are no liquid markets to provide information for valuing such securities, the impairment analysis involves significant judgment on the part of management. In performing an impairment assessment, the Company considers the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financial statements and determine if there’s significant adverse change in company’s asset value or if there has been an accumulation of costs significantly in excess of

INTERVIDEO, INC.

the investment amounts as well as the business’ current solvency. Should the Company determine that a decline in the securities’ fair value is considered to be other than temporary, a write-down is recorded in other income, net.

Revenue recognition

The Company’s revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, PC peripherals manufacturers, retail distributors, retail customers and directly to end users or businesses.

The Company recognizes revenue generated from these sales in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, under which revenue is recognized when evidence of an arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. However, determining whether or not these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Deferred revenue consists of amounts billed to or collected from customers for products and services that have not met the criteria for revenue recognition.

Under the Company’s revenue recognition policy for OEM customers, the Company recognizes revenue based on the evidence of products sold by our OEM customers to end customers or to the OEM’s sales channel partners. Under certain agreements where post contract support (“PCS”) is granted to OEM for a period greater than a year, revenue is recognized ratably over the shorter of the contractual PCS period or the estimated life of the product. Typically, the Company’s OEM customers do not have the right to claim a credit or refund for returns from an OEM’s sales channel partners or end customers back to the OEM. However, in the few instances where InterVideo has granted its OEM customers with the right to claim a refund or credit to a certain capped percentage of the contract amount, the Company defers revenue based on the contractual return cap until it is able to establish a reasonable returns estimate based on historical return activity, that is specific to the respective sales channel, product line or country.

The Company sells its products to retailers and retail distributors either on a consignment or non-consignment basis. For non-consignment sales, title of ownership passes to the distributors and for consignment, the Company retains title of ownership until the product is sold to the end users. Certain distributors and retailers have limited rights to return products that were purchased within the last six months. These distributors have no rights to product upgrades. The Company generally recognizes revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers. Other distributors and retailers, primarily in the United States and Europe, have unlimited rights of return. The Company generally recognizes revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, less any required rebate or net of returns. Certain distributors and retailers of Ulead, primarily in Japan, have unlimited rights of return. For these customers, the Company has established a returns reserve based on a historical return rates.

End-user sales are made directly through the Company’s websites without upgrades. Websales revenue is recognized, net of returns, upon the delivery of the product and the receipt of payment by credit card.

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

INTERVIDEO, INC.

Software development costs

Under SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” costs incurred in the research and development of software are expensed as incurred until technological feasibility has been established. Software development costs incurred subsequent to the establishment of technological feasibility through the period of general marketability of the products are capitalized. The Company defines establishment of technological feasibility as the completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of these costs require considerable judgment by management. Because the period of time between development of a working model and the product’s general release is short, the Company generally views technological feasibility as the point in time that the software is released. Accordingly, the Company expenses software development costs as they incur.

Costs related to software acquired, developed or modified solely to meet our internal requirements and for which there are no substantive plans to market are capitalized in accordance with the provisions of AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. Costs capitalized for computer software developed or obtained for internal use are included in Property and Equipment, Net on the Consolidated Balance Sheets.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2005	2004	2003
Numerator:
Net income	$3,583	$8,826	$7,793

Denominator:
Basic:
Weighted average common shares outstanding	13,934	13,447	7,358
Less: weighted average shares subject to repurchase	(2)	(38)	(85)

Denominator for basic calculation	13,932	13,409	7,273

Net income per common share – Basic	$0.26	$0.66	$1.07

Diluted:
Weighted average common shares outstanding	13,934	13,447	7,358
Weighted average dilutive effect of convertible preferred stock	—	—	3,750
Weighted average dilutive effect of common stock options	1,379	1,890	2,615

Denominator for diluted calculation	15,313	15,337	13,723

Net income per common share – Diluted	$0.23	$0.58	$0.57

INTERVIDEO, INC.

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (in thousands):

	Year ended December 31,
	2005	2004	2003
Antidilutive options to purchase common shares	976	858	9

Stock-based compensation expense

The Company accounts for stock-based compensation to employees under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, and the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. No stock-based compensation expense is recorded for options granted to employees of which the exercise price equals or exceeds the market price of the underlying stock on the date of grant in accordance with the provisions of APB 25.

The following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation to employees:

(in thousands, except per share amounts)	Year ended December 31,
	2005	2004	2003
Net income, as reported	$3,583	$8,826	$7,793
Add: Stock-based employee compensation expenses included in reported net income, net of related tax effects	76	46	912
Deduct: Total stock-based employee compensation expenses determined under fair value method, net of related tax effects	(5,007)	(5,349)	(2,570)

Pro forma net income	$(1,348)	$3,523	$6,135

Net income per share
Basic – as reported	$0.26	$0.66	$1.07

Basic – pro forma	$(0.10)	$0.26	$0.84

Diluted – as reported	$0.23	$0.58	$0.57

Diluted – pro forma	$(0.10)	$0.23	$0.45

Other income, net

Other income, net consists of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Interest income, net	$1,104	$856	$400
Write-off of long-term investment	(672)	—	—
Investment losses	(242)	(93)	—
Currency gain/(loss)	(1,969)	(34)	2
Other	770	181	161

Other income, net	$(1,009)	$910	$563

INTERVIDEO, INC.

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

	Year ended December 31, 2005
	Foreign currency translation	Unrealized gain (loss) of available-for-sale investments	Accumulated other comprehensive income
Beginning balance	$(49)	$1,169	$1,120
Current year change	2,685	(841)	1,844

Ending balance	$2,636	$328	$2,964

The company reclassified $295,000 in 2005 from unrealized holding gains and loss on marketable securities to realized losses included in Other income (expense) in the accompanying Consolidated Statements of Operations. The company has not recorded any realized gain and loss in 2004 and 2003 respectively.

Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of facility expense, freight, handling costs and wasted materials (spoilage) to require them to be recognized as current-period charges. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued two FASB Staff Positions (FSPs) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP SFAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. The Company has analyzed and properly recorded this deduction in accordance with FSP SFAS 109-1. FSP SFAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, allows a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The Company currently has no plans to repatriate foreign earnings.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets—an amendment of APB 29, which amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar

INTERVIDEO, INC.

productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R was originally effective for reporting periods that began after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS No. 123R at the beginning of their next fiscal year that begins after June 15, 2005. Under SFAS No. 123 and APB 25, InterVideo currently discloses pro forma compensation expense quarterly and annually by calculating the stock option grants’ fair value using the Black-Scholes model. Upon adoption of SFAS No. 123R, pro forma disclosure will no longer be an alternative. InterVideo will begin to apply SFAS No. 123R using the most appropriate fair value model beginning January 1, 2006. Currently, the Company can not accurately estimate the financial impact of the adoption as such costs will fluctuate as the fair market value of our common stock fluctuates. However, the Company expects the adoption to have a significant adverse impact on its results of operations such as reducing the Company’s gross margin and net income due to the allocation of stock-based compensation costs to cost of revenue and operating expenses.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB 20, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application”, which applies adjustments to prior periods as a result of the change of an accounting principle, and the “restatement” of financial statements to reflect the correction of an error. Under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Company believes the adoption of SFAS No. 154 will not have a material impact on its financial position, results of operations or cash flows.

On November 3, 2005, the FASB issued Financial Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-1-a (renamed as FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company will adopt FSP FAS 115-1 and SFAS 124-1 as of January 1, 2006.

Note 3. Acquisition of Ulead Systems, Inc.

The Company has included the financial results of Ulead in the consolidated financial statements beginning April 20, 2005, the date the Company acquired a majority interest in Ulead (the “Acquisition Date”).

INTERVIDEO, INC.

The acquisition has been accounted for using the purchase method of accounting in accordance with SFAS No.141, Business Combinations. Assets acquired and liabilities assumed were recorded at their fair values as of April 20, 2005. The following summarizes the total purchase price for Ulead (in thousands):

Cash consideration	$42,012
Estimated direct transaction costs	843

Total purchase price	$42,855

Under the purchase method of accounting, the total estimated purchase price is allocated to Ulead’s net tangible and identifiable intangible assets based on the book value as of April 20, 2005 and the step up value at the percentage of ownership interest acquired as set forth below. The excess of the fair value of the net assets to the extent of the ownership interest acquired, over the purchase price equals the negative goodwill amount that has been allocated on a pro rata basis to certain of the acquired non-current assets. Based upon the estimated purchase price and review of the net assets acquired and liabilities assumed, the price allocation is as follows (in thousands):

Current assets	$36,854
Property, plant and equipment	20,556
Intangible assets	7,942
In-process research and development	2,543
Other non-current assets	2,865

Total assets	70,760

Current liabilities	(6,895)
Long term liabilities	(1,852)
Minority interest	(19,158)

Total liabilities and minority interest	(27,905)

Net assets	$42,855

Total purchase price	42,855

Intangibles

The fair value of intangible assets was based, in part, on a valuation completed by an independent third-party appraiser using both an income and a cost approach and estimates and assumptions provided by management when estimating the fair value. Their analysis was performed in accordance with SFAS No.141 and other appropriate accounting and valuation guidelines. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and the internal rate of return. The discount rates ranged from 25% to 50%. The following table sets forth the components of intangible assets associated with the acquisition on April 20, 2005:

Intangible Assets (in thousands)	Fair Value	Accumulated Amortization	Net Book Value as of December 31, 2005	Useful Life
Existing technology – Photo, Video & DVD	$3,804	$(437)	$3,367	5&6 years
Customer contracts and related relationships	2,019	(153)	1,866	8 years
Trade name	2,119	(222)	1,897	6 years

Total intangible assets	$7,942	$(812)	$7,130

Intangible assets are being amortized using the straight-line method. The weighted average useful life of such intangibles is estimated to be 6.3 years.

INTERVIDEO, INC.

In-process research and development

In-process research and development (IPR&D) represents incomplete Ulead research and development projects that had not reached technological feasibility and had no alternate future use as of the acquisition date. Technological feasibility is established when an enterprise has completed all planning, designing, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of each project to the Company’s overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. Purchased IPR&D relates primarily to projects associated with the development of Ulead’s new products which had not yet reached technological feasibility as of the acquisition date and have no alternative future use.

Deferred revenue

In connection with the purchase price allocation, the Company has estimated the fair value of the support obligation to provide upgrades related to the deferred revenue assumed from Ulead in connection with the acquisition. The Company based its determination of the fair value of the obligation, in part, on a valuation completed by an independent third party appraiser using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and costs associated with research and development. As a result, in allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Ulead’s April 20, 2005 deferred support revenue from $1.9 million to $806,000 which represents the Company’s estimate of the fair value of the support obligation assumed.

Pro Forma Financial Information

Supplemental pro forma information reflecting the acquisition of Ulead as if it occurred on January 1, 2004 is as follows (in thousands, except per share amounts):

	12 months ended, December 31,
	2005	2004
Total revenue	$118,644	$113,134
Net income	$2,643	$1,602
Basic net income per share	$0.19	$0.12
Diluted net income per share	$0.17	$0.10

The above pro forma results include adjustments for amortization expense related to intangible assets arising from the acquisition, tax benefits related to the amortization of intangibles and the minority interest adjustment based on our less than 100% ownership interest in Ulead.

Note 4. Balance Sheet Components:

Cash and cash equivalents and Short-term investments

The Company accounts for investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments are classified as available for sale, and are recorded

INTERVIDEO, INC.

on the balance sheet at fair market value as of the balance sheet date with unrealized gains or losses reported as other comprehensive income (loss) in stockholders’ equity until realized. The Company classified auction rate securities as available-for-sale short-term investments. Auction rate securities are reported at cost, which approximates fair market value due to the interest rate reset feature of these securities. As such, no gains or losses related to these securities were realized during the years ended December 31, 2005, 2004 and 2003. See Note 2, Reclassification, for information regarding prior period reclassification of auction rate securities.

Short-term investments are detailed as follows (in thousands):

	As of December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. government debt securities	$4,001	$—	$(20)	$3,981
State and municipal notes/bonds	5,829	—	(16)	5,813
Auction rate securities	16,850	—	—	16,850
Mutual fund securities	15,549	29	—	15,578
Corporate securities	508	1,258	—	1,766

Total short-term investments	$42,737	$1,287	$(36)	$43,988

	As of December 31, 2004
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. government debt securities	$22,799	$—	$(157)	$22,642
State and municipal notes/bonds	10,213	—	(28)	10,185
Auction rate securities	16,950	—	—	16,950
Corporate bonds	1,500	—	—	1,500
Time deposit	744	—	—	744

Total short-term investments	$52,206	$—	$(185)	$52,021

In accordance with FASB Staff Position Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP SFAS 115-1”), the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2005 (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government debt securities	$1,989	$(12)	$1,992	$(8)	$3,981	$(20)
State and municipal notes/bonds	5,813	(16)	—	—	5,813	(16)

Total	$7,802	$(28)	$1,992	$(8)	$9,794	$(36)

In 2004, the available-for-sale securities have been in unrealized loss position for less than one year. The unrealized losses on part of the Company’s investments in direct obligations of the U.S. Government agencies

INTERVIDEO, INC.

and state municipal bonds were caused by rising interest rates. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because InterVideo has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2005. The contractual maturities of available-for-sale securities at December 31, 2005 ranged from 2006 to 2008 and at December 31, 2004 ranged from 2005 to 2007.

Held for sale assets

As of December 31, 2005, $19.6 million of land and building is classified as held for sale assets since it met the criteria of FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The land and building is owned by Ulead. Its board of directors has resolved to dispose of the building and has been actively pursuing a buyer to sell the asset. The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The sale is expected to take place within one year.

Property and equipment, net

Property and Equipment, net, consists of the following (in thousands):

	As of December 31,
	2005	2004
Equipment	$5,472	$2,025
Furniture and fixtures	570	415
Computer software	4,098	1,866
Leasehold improvements	587	572
Construction in process	9	142
Vehicles	288	147

	11,024	5,167
Less: Accumulated depreciation and amortization	(7,610)	(2,561)

Property and equipment, net	$3,414	$2,606

Depreciation expense for property and equipment was $1.5 million, $1.1 million, and $574,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (in thousands):

	As of December 31,
	2005	2004
Purchased development technology	$3,839	$1,000
Customer contracts and related relationships	2,043	—
Trade name	2,145	—
Less: Accumulated amortization	(897)	(917)

Total other purchased intangible assets	$7,130	$83

Other identifiable intangible assets, including purchased developed technology, customer base and trademarks, are being amortized over their useful lives of five to six years; customer contracts and related relationships are being amortized over their estimated useful lives of eight years; and trade name is being amortized over their estimated useful lives of six years.

INTERVIDEO, INC.

The aggregate annual amortization of the purchased intangible assets for 2005 was $3.6 million including in-process research and development of $2.6 million acquired through the Ulead Acquisition. The annual amortization amount for 2004 was $200,000. The estimated amortization expense for each of the next four years from 2006 through 2009 is $1.3 million, $1.1 million for 2010 and $831,000 thereafter.

Long-term investments

The Company has invested in the following privately-held companies in Taiwan: Appro Photoelectron Inc. and Master Integrated Appliances Co., Ltd. These investments have been accounted for under the equity method of accounting because the Company has significant influence over the investees. The Company records its proportionate share of the investees’ net income or loss on a one-quarter lag since it is not practical to obtain financial information from the investees prior to the issuance of the current quarter’s and annual financial statements.

As discussed in further detail in Note 3, InterVideo has included the financial results of Ulead in its consolidated financial statements beginning April 20, 2005, the date the Company acquired a majority interest in Ulead (the “Acquisition Date”) and consequently eliminated the Ulead available-for-sale securities from the long-term investment in 2005. Additionally, Ulead has invested in various non-marketable equity securities with its shareholding percentage less than 10% of each company. Ulead has no significant influence over the investees and accordingly uses the cost method to account for and disclose such investments in accordance with paragraph 18 of FSPs SFAS 115-1 and SFAS 124-1.

In performing an impairment assessment in accordance with EITF 03-1, the Company considered the following factors, among others, in connection with the businesses in which investments have been made: the implicit valuation of the business indicated by recently completed financial statements and determined if there is significant adverse change in company’s asset value or if there has been an accumulation of costs significantly in excess of the amount originally expected for investment as well as the business’ current solvency. During the quarter ended June 30, 2005, Master Integrated Appliances Co., Ltd. terminated their business operations and employees due to a lack of funding and, as a result, the Company assessed its equity investment in Master Integrated Appliances Co., Ltd. and determined there was an other-than temporary, or permanent loss in the value of the carrying amount in the amount of $672,000. The investment balance of $672,000 was written off and charged against other income, net in the consolidated statement of operations during the quarter ended June 30, 2005. The Company has also performed an impairment analysis on the total non-marketable securities and charged an other-than temporary loss of $90,000, net of minority interest, against other income, net in the consolidated statement of operations during the quarter ended September 30, 2005.

The following table summaries the long-tem investments which are included in other assets in the consolidated balance sheet as of December 31, 2005 (amounts in thousands):

		2005		2004
Name of the Investees	Country	Shareholding %	Carrying value of investment	Shareholding %	Carrying value of investment	Accounting Methods
Master Integrated Appliances Co., Ltd.	Taiwan	—	$—	35%	$795	Equity method
Appro Photoelectron Inc.	Taiwan	6%	843%	6%	825	Equity method
Ulead Systems, Inc.	Taiwan	—	—	12%	7,061	Available-for-sale
Aggregate non-marketable equity securities	Various	various	918	—	—	Cost method

			$1,761		$8,681

INTERVIDEO, INC.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	As of December 31,
	2005	2004
Payroll and related benefits	$4,125	$2,220
Royalties	7,967	8,414
Legal, audit and other consulting fee	2,330	1,327
Value-added tax, sales and other withholding tax	1,245	334
Accrued reserve for sales returns	1,094	—
Other	2,326	834

Total accrued liabilities	$19,087	$13,129

Note 5. Stockholders’ Equity:

Common stock

In July 2003, the Company closed the sale of 3,220,000 shares of common stock, including the underwriter’s exercise of an over-allotment option, in an initial public offering (“IPO”) at a price of $14.00 per share. The net proceeds were approximately $40.4 million after deducting the underwriting fee and other offering expenses, totaling $4.7 million.

As of December 31, 2005, the Company had reserved shares of authorized but unissued common stock for the following (in thousands):

	As of December 31,
	2005	2004
Employee stock purchase plan	331	371
Stock options	3,823	3,824

Total shares reserved	4,154	4,195

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

During the year ended December 31, 2005, $5.5 million of common stock, or 536,000 shares, were repurchased and retired.

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

INTERVIDEO, INC.

to stockholders owning 10% of the total combined voting power of all classes of stock shall have a maximum term of five years from the date of grant.

Nonqualified stock options may be granted to employees, consultants and directors at no less than 85% of the fair market value of the common stock as determined by the Board of Directors at the date of grant. Incentive stock options may be granted only to employees at the fair market value of the common stock at the date of the grant. Stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company must be granted with exercise prices equal to at least 110% of the fair market value of the common stock on the day of grant.

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

INTERVIDEO, INC.

The following is a summary of stock option activities for all the plans for the three years ended December 31, 2005 (in thousands, except per share amounts):

	Shares Available for Grant	Option Activity	Option Activity Outside of the Plans	Total Outstanding Options	Weighted Average Exercise Price
December 31, 2002	807	3,129	32	3,161	$2.11
Authorized	216	—	—	—	—
Options Granted	(186)	186	—	186	$13.57
Options Exercised	—	(149)	—	(149)	$0.65
Options Cancelled	122	(122)	—	(122)	$6.86

December 31, 2003	959	3,044	32	3,076	$2.68
Authorized	648	—	—	—	—
Options Granted	(1,026)	1,026	—	1,026	$13.58
Options Exercised	—	(827)	(32)	(859)	$1.70
Options Cancelled	157	(157)	—	(157)	$11.87

December 31, 2004	738	3,086	—	3,086	$6.11
Authorized	683	—	—	—	—
Options Granted	(786)	786	—	786	$11.30
Options Exercised	—	(684)	—	(684)	$3.11
Options Cancelled	197	(197)	—	(197)	$12.30

December 31, 2005	832	2,991	—	2,991	$7.75

As of December, 2004 and 2003, options for 1,948,000 and 2,550,000 shares respectively, were exercisable at a weighted average price of $2.23 and $1.54 per share, respectively. The following table summarizes the stock options outstanding and exercisable as of December 31, 2005 (in thousands, except price per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable as of December 31, 2005	Weighted Average Exercise Price
$ 0.09 – 0.09	779	3.20	$0.09	779	$0.09
0.46 – 0.51	135	3.74	0.50	135	0.50
3.70 – 7.39	432	5.24	5.41	423	5.39
9.24 – 12.00	665	9.08	10.29	117	11.13
12.20 – 12.50	83	8.86	12.39	9	12.28
12.80 – 16.99	897	8.20	14.31	342	14.30

$ 0.09 – 16.99	2,991	6.48	$7.75	1,805	$4.84

The weighted average fair value of options granted to employees in the three years ended December 31, 2005 is summarized in the following table, and were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Weighted average fair value of options granted to employees	$7.96	$10.13	$10.51
Black-Scholes model assumptions:
Risk-free interest rate	3.84%	3.05%–2.17%	2.38%–1.77%
Expected life of the option	4 years	4 years	4 years
Dividend yield	0%	0%	0%
Volatility	77%	87.5%	94%–90%

INTERVIDEO, INC.

As the Black-Scholes option valuation model requires the input of subjective assumptions, the resulting pro forma compensation cost may not be representative of that to be expected in future periods. The Company used the minimum value method to determine the fair value of options granted prior to its initial filing for the IPO in January 2002 of a registration statement under the Securities Act of 1933 relating to an IPO of the Company’s common stock. This method does not consider the expected volatility of the underlying stock, and is only available to non-public entities. Accordingly, the Company has used an estimated volatility factor of 90% for grants issued subsequent to the initial filing date of the registration statement and up to the IPO in July 2003. Subsequent to the July 2003, the volatility factor is calculated based on the fluctuation of Company’s stock price on the market as well as volatility of other companies in the same industry.

2003 Employee Stock Purchase Plan

The Company has established the 2003 Employee Stock Purchase Plan (“ESPP”) after the IPO. The 2003 ESPP was adopted by the Board of Directors in January 2002 and the stockholders in April 2002, and was amended by the Board of Directors in January 2003.

A total of 216,000 shares of common stock were made available-for-sale under the 2003 ESPP. In addition, the plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with the fiscal year 2004, equal to the lesser of (i) 1.5% of the outstanding shares of InterVideo’s common stock on the first day of the applicable fiscal year, (ii) 216,000 shares or (iii) another amount as the Board of Directors may determine.

The Company’s employees and employees of designated subsidiaries are eligible to participate in the 2003 ESPP if they are customarily employed for at least 20 hours per week and more than five months in any calendar year. The plan permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, bonuses and commissions, but excludes all other compensation. A participant may purchase a maximum of 5,000 shares during a six-month purchase period.

The 2003 ESPP has an overlapping 24-month offering period and includes four 6-month purchase periods. Purchases are to be made twice a year, in the months of May and November. The plan permits participants to purchase common stock at 85% of the lower of the fair market value of common stock at the beginning of an offering period, or at the end of purchase period, through payroll deduction of up to 15% of their eligible compensation. If the fair market value of common stock at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period and will be refunded their payroll deduction to date. The weighted average fair value of each purchase option granted for the year ended December 31, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Weighted average fair value of purchase options granted to employees	$4.40	$5.26	$10.97
Black-Scholes model assumptions:
Risk-free interest rate	3.83%	3.05%	2.20%
Expected life of the option	1.25 year	1.25 year	1.1 year
Dividend yield	0%	0%	0%
Volatility	68%	76%	90%

INTERVIDEO, INC.

Deferred stock-based compensation

In connection with the grant of certain stock options to employees for the years ended December 31, 2005, 2004 and 2003, the Company recorded deferred stock compensation within stockholders’ equity of ($17,000), ($165,000) and ($171,000), respectively, representing forfeitures of stock compensation related to cancelled options in 2005, 2004 and 2003. Such amount is presented as a reduction of stockholders’ equity and is amortized over the vesting period of the applicable options using an accelerated method of amortization under FASB Interpretation No 28.

Notes receivable from stockholders

In March 2001, the Company granted a senior executive an option to purchase 162,000 shares of common stock. This option was early exercised with a promissory note at the time of grant, and the Company recorded the note receivable and as a reduction in stockholder’s equity. The note bears interest at 5.07% per annum and was fully paid on March 22, 2006. The note is secured by the underlying stock and is with full recourse. The Company records interest income as interest accrues on the promissory note. All interest is due upon maturity of the note. The shares issued are subject to a repurchase right at the option of the Company. The repurchase right lapses over a four-year period in accordance with the vesting terms of the original option. As of December 31, 2005 and 2004, 1,390 and 31,000 shares respectively, were still subject to repurchase by the Company.

In June 2001, the Company granted to each of two directors of the Company options to purchase 27,000 shares of common stock. These options were early exercised with promissory notes in December 2001. The notes bear interest at 5.07% per annum and become payable in full upon the earlier of December 11, 2006 or the first anniversary of the termination of services with the Company. The notes are secured by the underlying stock and are full recourse. The Company records interest income as interest accrues on the promissory notes. The shares issued are subject to a repurchase right at the option of the Company. The repurchase right lapses in accordance with the vesting terms of the original options. As of December 31, 2005 and 2004, 775 and 7,000 shares respectively, were still subject to repurchase by the Company. During the year ended December 31, 2004, one director repaid the promissory note amount in full.

Convertible preferred stock

Pursuant to the Amended and Restated Certificate of Incorporation filed June 17, 2003, each share of convertible preferred stock was convertible, at the option of the holder, into 0.54 shares of common stock. Upon completion of the Company’s IPO in July 2003, all convertible preferred stock was converted into common stock, totaling 6,948,000 shares of common stock.

Note 6. Income Taxes

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
United States	$15,426	$14,165	$11,525
International	(5,028)	(1,283)	464

Total	$10,398	$12,882	$11,989

INTERVIDEO, INC.

The significant components of income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$2,919	$(187)	$1,535
State	1,251	647	268
Foreign	1,981	2,284	2,476

	6,151	2,744	4,279
Deferred:
Federal	1,371	1,206	(606)
State	100	123	604
Foreign	(523)	(17)	(81)

	948	1,312	(83)

Total	$7,099	$4,056	$4,196

The provision for income taxes differs from the expected tax expense amount computed by applying the statutory federal income tax rate to income before taxes as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	7.8	3.9	4.7
Foreign tax	8.2	1.3	(0.7)
Foreign losses without tax benefited	26.4	4.1	—
Change in valuation allowance	(5.0)	(7.4)	(4.0)
Research and experimentation credits	(2.8)	(1.7)	(1.8)
Export sales benefit	(1.6)	(1.9)	(2.0)
Stock compensation	(3.5)	(1.8)	2.7
Other	3.8	—	1.1

Effective tax rate	68.3%	31.5%	35.0%

INTERVIDEO, INC.

As of December 31, 2005, the Company has U.S. foreign tax credit carryforwards of $3.8 million that expire starting 2006, research and experimentation credits in foreign jurisdictions of $7.9 million and net operating loss carryforwards of $3.5 million from its foreign operations.

Deferred income taxes consist of the following (in thousands):

	As of December 31,
	2005	2004
Deferred income tax assets:
Amortization	$627	$1,280
Investment losses	3,175	—
Net operating loss carryforwards	3,452	—
Other temporary differences	2,211	1,321
Research and development tax credits	7,863	437
Other tax credits	3,797	3,496

	21,125	6,534
Valuation allowance	(15,065)	(534)

Total deferred income tax assets	6,060	6,000
Deferred income tax liability—property, plant and equipment	(284)	(298)
Deferred income tax liability—Ulead purchase accounting	(777)	—

Net deferred tax asset	$4,999	$5,702

SFAS No. 109, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environments in which the Company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts that will result in future profits, as well as tax planning strategies implemented by the Company. The Company has provided valuation allowance against those deferred tax assets that do not meet the standards to be realized under SFAS No. 109, most of which relate to deferred tax assets from the Company’s foreign subsidiaries. The changes in valuation allowance from December 31, 2004 to December 31, 2005 and from December 31, 2003 to December 31, 2004 are an increase of $14.5 million and a decrease of $593,000, respectively.

Note 7. Segment and Geographic Information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

The Company has one operating segment: multimedia software. The Company sells its products primarily through OEMs and to end users through its websites and retail channels. Sales of licenses to this software occur in three geographic locations, namely the United States, Europe and Asia. Revenues are based on the country in which the customer is located.

INTERVIDEO, INC.

The following is a summary of revenue by sales channel, geographic region and product (in thousands):

	Year ended December 31,
	2005	2004	2003
Revenue by Sales Channel:
OEMs	$83,030	$62,945	$48,145
Web sales and retail	26,199	11,515	8,933

Total revenue	$109,229	$74,460	$57,078

Revenue by Geographic Region:
United States	$54,319	$39,631	$31,816
Europe	11,326	3,825	3,489
Asia:
Japan	34,149	25,341	14,358
Other Asia	9,435	5,663	7,415

Total revenue	$109,229	$74,460	$57,078

Revenue by Product:
WinDVD	$50,690	$52,740	$46,999
Other products	58,539	21,720	10,079

Total revenue	$109,229	$74,460	$57,078

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	As of December 31,
	2005	2004
Tangible long-lived assets:
United States	$945	$1,247
Europe	16	—
Asia:
India	18	—
Japan	377	161
China	453	408
Taiwan	1,605	790

Total tangible long-lived assets	$3,414	$2,606

INTERVIDEO, INC.

Note 8. Commitments and Contingencies:

Lease commitments

As of December 31, 2005, future minimum commitments under operating leases are as follows (in thousands) and the Company does not have further material contractual obligations:

In the year ending December 31,
2006	$2,332
2007	1,905
2008	1,545
2009	1,283
2010	1,290
Thereafter	2,377

$10,732

Total operating lease expense, including month-to-month rentals, was approximately $1.9 million, $745,000 and $924,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Contingencies

In the normal course of business, the Company is involved in various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters, or if not, what the impact might be. InterVideo’s license agreements include certain warranties and indemnification provisions for claims from certain customers to InterVideo’s intellectual property. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. The indemnification is generally limited to the amount paid by the customer. To date, claims under such indemnification provisions have not been significant.

Note 9. Related Party Transactions With Customers

During the year ended December 31, 2004, the Company invested $765,000 in Appro Photoelectron Inc., (“Appro Photoelectron”), one of the Company’s customers. As of December 31, 2004, the Company’s investment totaled 6.4% ownership interest in Appro Photoelectron. During the year ended December 31, 2004, the Company derived revenue from Appro Photoelectron in the normal course of business and all transactions were on an arm-length basis. In 2004, total revenue earned from Appro Photoelectron were $155,000 and there was no revenue earned in 2003 or 2005.

Note 10. Subsequent Events

In March, 2006, the Ulead Board of Directors approved the treasury stock repurchase program pursuant to which it may purchase up to 5 million shares between March 13, 2006 and May 12, 2006. Under the program, Ulead could purchase shares through open market transactions at prices deemed appropriate by management. The potential repurchase action may change outstanding issued shares of Ulead and the percentage ownership by InterVideo, accordingly.

In March, 2006, the Board of Directors of InterVideo approved to repurchase additional 35,900 shares under its stock repurchase program.

A promissory note that the Company granted to a senior executive to purchase 162,000 shares of common stock was fully repaid on March 23, 2006.

INTERVIDEO, INC.

ITEM 8: SUPPLEMENTARY DATA

Quarterly Results (unaudited)

(in thousands, except per share data)

	Three months ended
	Dec 31, 2005	Sep 30, 2005	Jun 30, 2005	Mar 31, 2005	Dec 31, 2004	Sep 30, 2004	Jun 30, 2004	Mar 31, 2004
Revenue	$30,717	$29,002	$27,606	$21,904	$20,425	$18,510	$16,704	$18,821
Cost of revenue	10,367	9,654	10,694	9,172	8,930	8,295	7,719	7,934

Gross profit	20,350	19,348	16,912	12,732	11,495	10,215	8,985	10,887

Operating expenses:
Research and development	5,477	6,272	5,427	3,010	2,726	2,380	2,608	2,288
Sales and marketing	5,509	5,367	5,306	2,751	2,458	2,299	2,713	2,759
General and administrative	5,317	4,019	3,941	2,889	2,344	3,085	1,975	1,704
Acquired in-process research and development	—	—	2,574	—	—	—	—	—
Stock-based compensation	6	3	27	40	45	77	74	75

Total operating expenses	16,309	15,661	17,275	8,690	7,573	7,841	7,370	6,826

Income (loss) from operations	4,041	3,687	(363)	4,042	3,922	2,374	1,615	4,061
Other income (loss), net	(1,128)	831	(1,010)	298	265	211	262	172

Income (loss) before income taxes	2,913	4,518	(1,373)	4,340	4,187	2,585	1,877	4,233
Provision for income taxes	(2,462)	(2,205)	(761)	(1,671)	(404)	(1,275)	(747)	(1,630)
Minority interests	(236)	224	296	—	—	—	—	—

Net income (loss)	$215	$2,537	$(1,838)	$2,669	$3,783	$1,310	$1,130	$2,603

Net income per share
Basic	$0.02	$0.18	$(0.13)	$0.19	$0.28	$0.10	$0.08	$0.20
Diluted	$0.01	$0.16	$(0.13)	$0.17	$0.25	$0.09	$0.07	$0.17

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 10, 2005, KPMG LLP informed us of its resignation as our independent registered public accounting firm effective as of that date.

In connection with the audits of the two fiscal years ended December 31, 2004, and the subsequent interim period through June 10, 2005, there were: (1) no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and (2) no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except that KPMG LLP advised us of three material weaknesses identified in management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Those material weaknesses were previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2004 and in the Form 8-K filed in connection with the resignation of KPMG LLP on June 16, 2005.

INTERVIDEO, INC.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. During the course of our evaluation, we identified a material weakness in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005 due to the material weakness identified in Management’s Report on Internal Control over Financial Reporting, below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. We have excluded from our evaluation the internal control over financial reporting of Ulead Systems, Inc. (“Ulead”), which we acquired on April 20, 2005. As of and for the period from April 20, 2005 through December 31, 2005, total assets and total revenue subject to Ulead’s internal control over financial reporting represented 18% and 21% of the Company’s consolidated total assets and total revenue as of and for the year ended December 31, 2005.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that results in more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Management identified a material weakness in our internal control over financial reporting as of December 31, 2005 related to our incorrect application of Statement of Financial Accounting Standards No. 141, “Business Combinations” resulting from the acquisition of a majority interest in Ulead Systems, Inc. The financial statements incorrectly included amortization of intangible assets attributable to the minority interest holders. Due to this error, on March 10, 2006, we restated the Company’s consolidated financial statements for the periods ended June 30, 2005, and September 30, 2005. The consolidated financial statements for the year ended December 31, 2005 included in Item 8 of this Annual Report on Form 10-K reflect the correction of this error.

As a result of the material weakness described above, management has concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2005. Our independent registered public accounting firm has issued an auditor’s report on management’s assessment of our internal control over financial reporting as of December 31, 2005, which is included in this Annual Report on Form 10-K.

INTERVIDEO, INC.

Changes in Internal Control over Financial Reporting

While we are not required to include in our management’s report on internal control over financial reporting an evaluation of the internal control over financial reporting of Ulead, management noted a material weakness in obtaining from Ulead timely and accurate financial results based on U.S. Generally-Accepted Accounting Principles (US GAAP). The material weakness in oversight of the Ulead financial reporting process result in more than a remote likelihood that a material misstatement of the financial statements that is more than inconsequential will not be prevented or detected on a timely basis by employees in the normal cause of their work.

During the first quarter of 2006 we have taken the following actions to remediate the material weakness described above:

•	We have engaged outside consultants to provide additional expertise in the financial reporting area.

•	We have hired a Senior International Accounting Manager in Ulead who will be responsible for the oversight of Ulead’s financial reporting.

•	We are also re-assessing our current expertise and staffing needs to ensure we have adequate staffing in key areas of the Ulead reporting process and in the event complex transactions such as the ones described herein arise in the future.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within InterVideo have been detected.

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

The information required by this item concerning the Company’s directors, the executive officers, the audit committee, the audit committee financial expert, changes to the procedures by which security holders may recommend nominees and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the section captioned “Election of Directors” and “Executive Officers” contained in our Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year (the “Definitive Proxy Statement”) or in an amendment to this Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated herein by reference from the section captioned “Compensation of Directors and Executive Officers” contained in our Definitive Proxy Statement or in an amendment to this Form 10-K.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item regarding the Company’s equity compensation plan, beneficial ownership of the Company’s capital stock and changes in control is incorporated herein by reference from the sections captioned “Equity Compensation Plan Information,” “Security Ownership of Certain Beneficial Owners and Management,” and “Change-in-Control Agreements” contained in our Definitive Proxy Statement or in an amendment to this Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item regarding certain relationships and related party transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” contained in our Definitive Proxy Statement or in an amendment to this Form 10-K or in an amendment to this Form 10-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item regarding accounting fees and services and audit committee pre-approval policies is incorporated herein by reference from the report of the Audit Committee of the Board of Directors in our Definitive Proxy Statement.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Index to Consolidated Financial Statements. The following Consolidated Financial Statements of InterVideo, Inc. and its subsidiaries are filed as part of this Form 10-K:

(2) Index to Financial Statement Schedules. The following Consolidated Financial Statement Schedule of InterVideo, Inc. and its subsidiaries for each of the years ended December 31, 2005, 2004 and 2003 are filed as part of this Form 10-K:

Form 10-K Page No.
Financial Statement Schedules	None

Schedules not listed above have been omitted because the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits. The exhibits listed in the accompanying “Index to Exhibits” are filed as part of this Annual Report on Form 10-K.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

INTERVIDEO, INC.

By:	/s/ Steve Ro
Steve Ro
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Ro and Randall Bambrough, and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Ro Steve Ro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Randall Bambrough Randall Bambrough	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Joseph Liu Joseph Liu	Director	March 31, 2006

/s/ George Haber George Haber	Director	March 31, 2006

/s/ Joseph Zaelit Joseph Zaelit	Director	March 31, 2006

/s/ Henry Shaw Henry Shaw	Director	March 31, 2006

INTERVIDEO, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

2.1[4]	Tender Offer Filing and Tender Offer Circular.

3.1[1]	Amended and Restated Certificate of Incorporation, as currently in effect.

3.2[1]	Bylaws, as currently in effect.

10.1[1]	Registrant’s 1998 Stock Option Plan and form of option agreement.

10.2[1]	Registrant’s 2003 Stock Plan and form of option agreement.

10.3[1]	Registrant’s 2003 Employee Stock Purchase Plan and form of subscription agreement.

10.4[1]	Form of Directors and Officers’ Indemnification Agreement with Steve Ro, Randall Bambrough, Honda Shing, Chinn Chin, Raul Diaz, Mike Ling, Christine Wong, George Haber, Joseph Liu, Henry Shaw and Joseph Zaelit.

10.5[1]	Investor Rights Agreement dated July 2, 1999, as amended, by and among the registrant and the parties who are signatories thereto.

10.65++	Dolby System License Agreement between the registrant and Dolby Laboratories Licensing Corporation dated May 20, 2004.

10.76++	DVD Playback Technology License Agreement with Microsoft Corporation dated June 28, 2005.

10.8[5]	Lease Agreement between the registrant and CarrAmerica Realty Corporation dated October 6, 2003.

10.9[1]	Employment offer letter with Randall Bambrough.

10.10[1]	Form of Nonstatutory Stock Option Agreement for grants to Joseph Liu and George Haber.

10.11[1]	Nonstatutory Stock Option Agreement for Henry Shaw.

10.12[1]	Form of Promissory Notes issued by George Haber, Joseph Liu and Randall Bambrough.

10.13[1]	Common Stock Purchase Agreement with Honda Shing dated May 15, 1998.

10.14[7]	Management Bonus Plan.

10.15[1]	Form of Change of Control Agreement with Steve Ro and Chinn Chin.

10.161+	Software License Agreement between the registrant and Hewlett-Packard Company, dated February 25, 2000, as amended.

10.17[2]	Offer Letter with Christine Wong.

10.18[3]	Stock Purchase Agreement dated as of March 12, 2005 among Strong Tops Limited and Strong Ace Limited and InterVideo Digital Technology Corp.

10.19[3]	Tender Agreement dated as of March 12, 2005 between Microtek International Inc. and InterVideo Digital Technology Corp.

10.20[3]	Tender Agreement dated as of March 12, 2005 between certain persons named in Schedule 1 of the Agreement and International Digital Technology Corp.

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm.

INTERVIDEO, INC.

Exhibit Number	Description
23.2	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes–Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-102851) as declared effective by the Securities and Exchange Commission on July 16, 2003.
(2)	Incorporated by reference to our Form 8-K filed on February 17, 2005.
(3)	Incorporated by reference to our Form 8-K filed on March 14, 2005.
(4)	Incorporated by reference to our Form 8-K filed on March 25, 2005.
(5)	Incorporated by reference to our Form 10-K filed on March 31, 2005.
(6)	Incorporated by reference to our Form 10-Q filed on August 15, 2005.
(7)	Incorporated by reference to our Form 8-K filed on May 6, 2005.
(+)	Confidential Treatment granted for certain portions of this Agreement.
(++)	Confidential Treatment requested for certain portions of this Agreement.