Form 10-K/A
period 2005-12-31
INTERVIDEO INC
filed 2006-05-01
CIK 1114084

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

As of the close of business on March 15, 2006, the registrant had 13,923,917 shares of common stock outstanding.

Explanatory Note:

This Form 10-K/A (Amendment No. 1) of InterVideo, Inc. (“InterVideo”) is being filed solely for the purpose of filing the information required by Part III of the Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). No other changes have been made to the Annual Report on Form 10-K filed by InterVideo with the Securities and Exchange Commission on March 31, 2005.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART III

ITEM 10. DIRECTORS AND OFFICERS OF INTERVIDEO, INC.

The names of each of the Company’s directors, and certain information about them, are set forth below:

Name	Age	Director Since	Principal Occupation
Steve Ro	48	1998	Chairman of the Board, President and Chief Executive Officer
George Haber (2)	52	2001	Director
Joseph Liu (1)(2)(3)	54	2001	Director
Henry Shaw (1)(2)	51	2000	Director
Joseph Zaelit (1)(2)(3)	61	2003	Director

(1)	Member of our Compensation Committee.
(2)	Member of our Audit Committee.
(3)	Member of Nominating and Corporate Governance Committee.

Steve (Sencuo) Ro has served on our board as Chairman of our board of directors since July 1998 and has served as our President and Chief Executive Officer since April 1999. Since April 2005, Mr. Ro also serves as Chairman of the board of directors of Ulead Systems, Inc. From April 1998 to November 2000, Mr. Ro served as Chairman and Chief Executive Officer of Rosun Technologies, Inc., a manufacturer of ADSL chipsets, and served as a director of Rosun Technologies until March 2001. Rosun Technologies filed for bankruptcy in November 2001. Mr. Ro was the co-founder of LuxSonor Semiconductors (which was acquired by Cirrus Logic, Inc.), a company that designs VCD and DVD semiconductors for the PC and consumer markets. Mr. Ro served as Vice President of Marketing and Sales at LuxSonor from August 1995 to April 1998. Prior to LuxSonor, Mr. Ro served as the Director of Sales and Marketing at NexGen Microsystems, Inc. (which went public in 1995 and was later acquired by Advanced Micro Devices, Inc.), a manufacturer of CPU chipsets, from January 1988 to August 1995. Mr. Ro earned an MBA from National University in San Jose, California and an MS in computer science from California State University at Chico.

George Haber has served on our board of directors since June 2001. Since February 2006, Mr. Haber has served as the Chairman and CEO of Cresta Tech Technology, a company focusing on very low power radio. From October 2005 to February 2006, Mr. Haber served as the Chairman and CEO of Adimos, Inc., a wireless multimedia company. From August 2000 to January 2006, Mr. Haber served on the board of directors of Mobilygen, a digital audio and video processor company designing hardware for low power data compression. Mr. Haber received a BSEE from Technion Israel Institute of Technology.

Joseph Liu has served on our board of directors since June 2001. Mr. Liu is one of the founders of Oplink Communications, Inc., a company that manufactures fiber optic networking components and integrated optical modules, and has served as its Chief Executive Officer and President since October 2002. Mr. Liu has also served as a member of the board of directors of Oplink Communications since 1995. Previously, Mr. Liu served as the Chief Executive Officer of Oplink Communications from September 1999 to November 2001, and as Oplink’s Chairman of the Board of Directors from 1995 to May 2000 and again from November 2001 to August 2002. From 1994 to 1995, Mr. Liu was the General Partner of Techlink Technology Ventures. Prior to 1994, Mr. Liu spent ten years as Chairman and Chief Executive Officer of Techlink Semiconductor and Equipment Corp., a semiconductor equipment and technology company. Mr. Liu received a BS from Chinese Cultural University in Taiwan and an MS from California State University, Chico.

Henry Shaw has served on our board of directors since September 2000. Since August 1996, Mr. Shaw has served as the Senior Partner of AsiaVest Partners, TCW/YFY (Taiwan), Ltd., which specializes in venture capital

INTERVIDEO, INC.

investment, where Mr. Shaw is responsible for assessing potential investments. Mr. Shaw was Vice President of Tanspac Capital Pte. Ltd., which specializes in regional equity investment, from 1993 to 1996 and the Chief Financial Officer of Mosel-Vitelic, Inc., a publicly-listed semiconductor memory company in Taiwan, from 1984 to 1993. Mr. Shaw serves on the board of directors of Semiconductor Manufacturing International Corporation (NYSE: SMIC) and a number of companies in Taiwan, including Ulead Systems, Inc. Mr. Shaw received an MBA from National Cheng-Chi University in Taiwan in 1978.

Joseph Zaelit has served on our board of directors since November 2003. From November 2001 to February 2006, Mr. Zaelit served on the Board of GoRemote Communications, Inc., a company that provides secure managed broadband and remote access solutions to enterprises and service providers. From July 2002 to February 2003, Mr. Zaelit served as Executive Vice President and Chief Financial Officer of Celestry Design Technologies, Inc., a company involved in the development and sale of design automation products. Prior to that, from January 1999 to November of 2001, Mr. Zaelit served as Senior Vice President Finance & Administration and Chief Financial Officer of GoRemote Communications, Inc. From 1994 to 1998, Mr. Zaelit served as Senior Vice President and Chief Financial Officer of VeriFone, Inc., a manufacturer of electronic payment equipment. Mr. Zaelit received a B.S. in Accounting from the University of Utah in 1968, and received an MBA from the University of Utah in 1969 and is a Certified Public Accountant licensed in the State of California.

There is no family relationship among any of the executive officers, directors and nominees. The Board has determined that each of George Haber, Joseph Liu, Joseph Zaelit and Henry Shaw are “independent” under the applicable corporate governance rules of Nasdaq.

George Haber has been designated a Class I director whose term expires at the 2007 annual meeting of stockholders. Henry Shaw and Joseph Zaelit have been designated Class II directors whose terms expire at the 2008 annual meeting of stockholders. Steve Ro and Joseph Liu have been designated Class III directors whose terms expire at the 2006 annual meeting of stockholders.

Audit Committee and Audit Committee Financial Expert

The Board has designated an Audit Committee currently consisting of four members: Joseph Zaelit, Joseph Liu, George Haber and Henry Shaw. This committee oversees the Company’s financial reporting process and procedures, is responsible for the appointment and terms of engagement of the Company’s independent public accountants, reviews and approves the Company’s financial statements, and coordinates and approves the activities of the Company’s internal and external auditors. The Board has determined Joseph Zaelit is an “audit committee financial expert” and all members of the Audit Committee are “independent” in accordance with the applicable regulations of the Securities and Exchange Commission (SEC) and the applicable corporate governance rules of Nasdaq.

Executive Officers

The names of each of the Company’s executive officers, and certain information about them, are set forth below:

Steve Ro	48	President and Chief Executive Officer
Randall Bambrough	50	Chief Financial Officer
Honda Shing	44	Chief Technology Officer
Chinn Chin	45	Vice President of Engineering
Mike Ling	50	Vice President of Sales and Marketing
Christine Wong	32	Vice President and General Counsel

Randall Bambrough joined us in March 2001 as Chief Financial Officer. Prior to joining us, Mr. Bambrough was Vice President of Finance at Optibase Ltd., a provider of digital media transmission devices, from December

INTERVIDEO, INC.

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

Mike Ling has served as our Vice President of Marketing since March 2002 and as our Vice President of Sales and Marketing since September 2005. Prior to joining us, Mr. Ling served as General Manager and Vice President of Business Development at Cyberlink Corporation, a software company, from January 1999 to March 2002. From October 1997 to January 1999, Mr. Ling served as Regional Director of Marketing for Asia Pacific at Intel Corporation. Mr. Ling earned a BS in computer science from National Chiao Tung University and an MS in computer science from California Polytech State University.

Christine Wong has served as our Vice President and General Counsel since February 2005. Prior to joining us, Ms. Wong was an attorney with the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Ms. Wong earned a BA in economics from Stanford University and a JD from Stanford Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 Act regulations of the SEC thereunder require the Company’s executive officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, except for one late filing made by Honda Shing on April 12, 2005, all of the Section 16(a) filing requirements applicable to its executive officers, directors and 10% stockholders were complied with during fiscal year 2005.

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

INTERVIDEO, INC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers (the “Named Executive Officers”), information concerning compensation for services to the Company in all capacities.

	Annual Compensation			Long Term Compensation	All other Compensation (1)
Name & Position	Year	Salary	Bonus	Stock underlying Options & SARS
Steve Ro Chief Executive Officer & President	2005 2004 2003	240,000 240,000 150,000	118,400 84,800 60,000	100,000 100,000 *	4,864 4,175 3,641

Randall Bambrough Chief Financial Officer	2005 2004 2003	200,000 200,000 180,000	75,000 53,500 20,000	40,000 40,000 *	3,270 2,668 2,475

Honda Shing Chief Technology Officer	2005 2004 2003	150,000 150,000 150,000	58,400 33,000 15,000	30,000 30,000 *	1,582 2,075 3,932

Chinn Chin Vice President of Engineering	2005 2004 2003	150,000 150,000 150,000	61,000 30,750 15,000	30,000 30,000 *	3,436 3,173 3,036

Mike Ling Vice President of Sales and Marketing	2005 2004 2003	150,000 150,000 150,000	70,000 20,000 20,000	60,000 20,000 *	2,655 2,265 2,146

(1)	Represents life insurance premiums, health club memberships and company-sponsored vacation.

Stock Option Grants in Last Fiscal Year

The following table sets forth information regarding options granted to our named executives officers during the fiscal year ended December 31, 2005. We have never granted any stock appreciation rights. All options were granted pursuant to the 2003 Stock Option Plan.

	Individual grants				Potential realizable value at assumed annual rates of stock price appreciation for option term (4)
Name	Number of shares of common stock underlying options granted (1)	Percent of total options granted to employees in fiscal year (2)	Exercise price per share (3)	Expiration Date	5%	10%
Steve Ro	100,000	12.7%	$9.70	5/1/2015	$610,028	$1,545,930
Randall Bambrough	40,000	5.1	9.70	5/1/2015	244,011	618,372
Honda Shing	30,000	3.8	9.70	5/1/2015	183,008	463,779
Mike Ling	30,000	3.8	9.70	5/1/2015	183,008	463,779
Mike Ling	30,000	3.8	9.93	11/8/2015	187,348	474,776
Chinn Chin	30,000	3.8	9.70	5/1/2015	183,008	463,779

(1)	These options vest as to 25% of the shares 12 months after the vesting commencement date and as to 1/48 of the shares at the end of each successive month of employment thereafter.

INTERVIDEO, INC.

(2)	The percentage of total options granted is based on an aggregate of 786,128 options granted by the Company during the fiscal year ended December 31, 2005 to our employees.
(3)	Options were granted with an exercise price per share equal to the fair market value of our common stock on the date of grant.
(4)	The potential realizable values are net of exercise price but do not take into account the payment of taxes associated with exercise. The amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices.

Aggregated Option Exercises in Fiscal 2005 and Year-End Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Total Number of Unexercised Options Held at December 31, 2005 (#)		Value of Unexercised, In-the- Money Options Held at December 31, 2005 ($) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steve Ro	81,180	$461,102	260,621	155,859	$1,615,800	$7,529
Randall Bambrough	—	—	44,829	22,231	132,745	2,826
Honda Shing	54,120	588,826	40,246	46,814	117,907	2,510
Chinn Chin	123,900	1,560,892	773,286	46,814	7,785,506	28,010
Mike Ling	1,657	8,441	69,777	74,986	164,894	11,344

(1)	Fair market value of underlying securities at exercise minus the exercise price.
(2)	Calculated based upon the closing price of our common stock on December 31, 2005 ($10.55) less the share price to be paid upon exercise. There is no guarantee that if and when these options are exercised they will have this value.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during fiscal year 2005 were Messrs. Liu, Shaw and Zaelit. No Compensation Committee member was at any time during fiscal year 2005, or at any other time, an officer or employee of the Company or any of its subsidiaries.

No executive officer of the Company serves on the board of directors or compensation committee of any entity that has one or more executive officers serving on InterVideo’s Board or Compensation Committee.

Change-of-Control Agreements

Under an agreement with Randall Bambrough, if Mr. Bambrough’s employment is terminated without cause, or Mr. Bambrough leaves his employment for good reason, we are required to pay his base salary and benefits for a period of 12 months. In addition, if such termination occurs prior to a change of control of the company, the vesting of Mr. Bambrough’s stock options will accelerate as to 50% of the unvested shares. If such termination occurs within twelve months after a change of control, all remaining unvested stock options will immediately vest. Change of control is defined as a sale of substantially all of our assets, a merger or consolidation in which we are not the surviving corporation or any transaction involving the transfer of greater than 50% of our voting power.

We have entered into change of control agreements with Steve Ro and Chinn Chin that provide for full acceleration of all unvested options in the event the employee is involuntarily terminated without cause within one month prior to or 13 months following a change of control of the company. A change of control is defined as

INTERVIDEO, INC.

a plan of complete liquidation, a sale of all or substantially all of our assets or a merger or consolidation involving the transfer of more than 50% of the total voting power represented by our then outstanding voting securities.

Under an agreement with Christine Wong, if Ms. Wong’s employment is terminated without cause or if she resigns from her employment for good reason, the vesting of Ms. Wong’s stock options granted during her employment will accelerate as to 50% of the unvested shares. In addition, if such termination occurs within one month prior to or twelve months after a change of control, all remaining unvested stock options will immediately vest. Change of control is defined as a sale of substantially all of our assets, a merger or consolidation in which we are not the surviving corporation or any transaction involving the transfer of greater than 50% of our voting power.

Director Compensation

Directors who are not employees of the Company (“Outside Directors”) receive a fee of $5,000 per quarter for their service as board members. In addition, the Chairman of the Audit Committee receives a fee of $2,500 per quarter, and the other members of the Audit Committee receive a fee of $1,250 per quarter. The Chairman of the Compensation Committee receives a fee of $1,000 per quarter, and the other members of the Compensation Committee receive a fee of $500 per quarter. The Chairman of the Nominating and Corporate Governance Committee receives a fee of $500 per quarter, and the other member of the Nominating and Corporate Governance Committee receives a fee of $250 per quarter. The Company pays all of the expenses incurred in attending Board and committee meetings. Employee directors are not compensated for their service on the Board or on committees of the Board.

Options to purchase shares of the Company’s Common Stock are granted to Outside Directors under the 2003 Stock Plan (the “Plan”) in accordance with an automatic, non-discretionary grant mechanism. However, Directors are also eligible to receive discretionary grants under the Plan. The Plan provides, with respect to Outside Directors, for an automatic, non-discretionary grant on the date each director first becomes an Outside Director of a nonstatutory option to purchase 20,295 shares of the Company Common Stock (an “Initial Option”). In addition, the Plan provides for an automatic, non-discretionary grant to each Outside Director of a nonstatutory option to purchase 5,412 shares of the Company Common Stock on the date of each annual meeting of the stockholders of the Company (a “Subsequent Option”).

All options granted under the automatic grant provisions have a term of ten years and an exercise price equal to the fair market value of the Common Stock on the date of grant. Each Initial Option becomes exercisable as to 6,765 of the shares subject to the option on the first anniversary of the date of grant and becomes exercisable as to 564 of the shares each full month thereafter for a period of 24 months, provided the Outside Director remains a service provider on such dates. Each Subsequent Option becomes exercisable as to 100% of the shares subject to the option on the first anniversary of the date of grant, provided the Outside Director remains a service provider on such dates.

INTERVIDEO, INC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth as of March 31, 2006 information relating to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director, (iii) each of the named executive officers named in the Summary Compensation Table, (iv) and all directors and executive officers as a group.

Unless otherwise indicated, the address of each beneficial owner listed below is InterVideo, Inc., 46430 Fremont Boulevard, Fremont, CA 94538.

Name of Beneficial Owner	Number of shares beneficially owned	Percentage of shares beneficially owned(1)
Executive Officers and Directors
Steve Ro (2)	811,870	5.7%
Randall Bambrough (3)	179,920	1.3
Honda Shing (4)	972,555	7.0
Chinn Chin (5)	889,715	6.1
Mike Ling (6)	83,513	*
Henry Shaw (7)	48,708	*
George Haber (8)	32,472	*
Joseph Liu (9)	32,472	*
Joseph Zaelit (10)	22,324	*
All directors and executive officers as a group (11 persons) (11)	3,090,828	20.3%
Other 5% Stockholders
Spot Master Investment Limited (12) 6F, #16 Mucha St. Alley 9, Section 4 Mucha Wenshan District Taipei, Taiwan ROC	2,083,620	15.0
Royce and Associates LLC (13) 1414 Avenue of America New York, NY 10019	1,680,700	12.1
Coghill Capital Management L.L.C (14) One North Wacker Drive, Suite 4725 Chicago, IL 60606	1,263,606	9.1
Barclay Global Investors, N.A. (15) 45 Fremont Street, 17th Fl San Francisco, CA 94105	1,044,501	7.5
Wellington Management Company, LLP (16) 75 State Street Boston, MA 02109	775,659	5.6
Morgan Stanley (17) 1585 Broadway New York, NY 10036	745,960	5.4

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2006 are considered to be beneficially

INTERVIDEO, INC.

owned by such person. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Each stockholder’s percentage ownership in the following table is based upon 13,930,246 shares of common stock outstanding as of March 31, 2006 plus, with respect to each officer and director, the number of shares of common stock subject to options held by such officer or director exercisable within 60 days of March 31, 2006. Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name. The (*) indicates less than one percent ownership.

(2)	Includes 297,730 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006.
(3)	Includes 59,560 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006.
(4)	Includes 51,435 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006.
(5)	Includes 748,475 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006. Includes 3,000 shares held by him as custodian for his children. Chinn Chin disclaims beneficial ownership of these shares.
(6)	Includes 83,513 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006.
(7)	Includes 6,202 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006.
(8)	Includes 5,412 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006.
(9)	Includes 5,412 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006.
(10)	Includes 22,324 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006.
(11)	Includes 1,280,063 shares of our common stock issuable under options exercisable within 60 days of March 31, 2006 and 15,625 shares of common stock subject to an option held by Christine Wong exercisable within 60 days of March 31, 2006.
(12)	Li-Chun Lo, Steve Ro’s brother, has sole voting and dispositive powers over the shares held of record by Spot Master Investment Limited.
(13)	Royce and Associates filed with the SEC on January 27, 2006 a Schedule 13-G/A reporting the above stock ownership as of December 31, 2005. Royce and Associates reports that it has sole voting and dispositive power with respect to such shares.
(14)	Coghill Capital Management, L.L.C. filed with the SEC on February 15, 2006 a Schedule 13-G/A reporting the above stock ownership as of December 31, 2005. Coghill Capital Management, L.L.C, CCM Master Qualified Fund, Ltd. and Clint D. Coghill share voting and dispositive powers with respect to such shares.
(15)	Barclay Global Investors and its affiliates filed with the SEC on January 26, 2006 a Schedule 13-G reporting the above stock ownership as of December 31, 2005. Barclay Global reports that it and its affiliates have sole voting and dispositive powers with respect to such shares.
(16)	Wellington Management Company, LLP filed with the SEC on February 14, 2006 a Schedule 13-G reporting the above stock ownership as of December 30, 2005. Wellington Management Company, LLP reports that it has shared voting powers with respect to 595,959 shares and shared dispositive powers with respect to all the reported shares.
(17)	Morgan Stanley filed with the SEC on February 15, 2006 a Schedule 13-G reporting the above stock ownership as of December 31, 2005. Morgan Stanley reports that it has sole voting and dispositive powers with respect to such shares.

INTERVIDEO, INC.

Equity Compensation Plans Information

The following table gives information about our common stock that may be issued under our existing equity compensation plans as of December 31, 2005 (in actual amounts):

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	2,990,711	$7.75	1,368,176	(1)
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

(1)	Includes 535,678 shares that are reserved for issuance under the 2003 Employee Stock Purchase Plan. The 2003 Stock Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, equal to the lesser of (i) 5% of the outstanding shares of our common stock on the first day of the applicable fiscal year, (ii) 1,082,000 shares or (iii) other amount as the Board of Directors may determine. In addition, the 2003 Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, equal to the lesser of (i) 1.5% of the outstanding shares of our common stock on the first day of the applicable fiscal year, (ii) 216,000 shares or (iii) other amount as the Board of Directors may determine.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as described below, since January 1, 2005, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of 5% or more of any class of our voting stock or any member of their immediate family had or will have a direct or indirect material interest.

In March 2001, in connection with the purchase by Randall Bambrough, our Chief Financial Officer, of 162,360 shares of our common stock, we loaned Mr. Bambrough $600,000 at an interest rate of 5.07%. This note is secured by the shares purchased and is full recourse. As of December 31, 2005, the amount outstanding was $335,000 and the note was fully repaid on March 23, 2006. This loan was entered before the Company was subject to Section 402 of Sarbanes-Oxley Act of 2002 and is not subject to the prohibition contained therein against loans by the Company to officers and directors.

In December 2001, in connection with the purchase by each of George Haber and Joseph Liu, two of our directors at the time, of 27,060 shares of our common stock, we loaned each of Mr. Haber and Mr. Liu $100,000 at an interest rate of 5.07%. These notes are secured by the shares purchased and are full recourse. As of December 31, 2005, the amount outstanding under each of these notes was $0 and $121,000 respectively. Principal and interest on the notes become due and payable on December 11, 2006 or the first anniversary of the termination of their service as directors. These loans were entered into before the Company was subject to Section 402 of Sarbanes-Oxley Act of 2002 and are not subject to the prohibition contained therein against loans by the Company to officers and directors.

Please see descriptions under “Executive Officer Compensation” and “Change of Control Agreements”, which are described above.

INTERVIDEO, INC.

We have entered into an indemnification agreement with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

It is our current policy that all transactions between us and our officers, directors, 5% stockholders and their affiliates will be entered into only if these transactions are approved by our audit committee, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP served as the Company’s independent registered public accounting firm for fiscal year 2005 and until its resignation on June 10, 2005. Effective June 30, 2005, the Audit Committee recommended and approved the engagement of Grant Thornton LLP as the Company’s independent registered public accounting firm to audit the Company’s financial statements and internal control over financial reporting for the year ended December 31, 2005. The following table shows the fees for the audit and other services provided by KPMG and Grant Thornton for fiscal years 2005 and 2004:

	Fiscal Year
	2005		2004
Audit Fees	$2,381,709	(1)	$1,820,700
Audit-related Fees	494,800		136,800
Tax Fees	0		0
Others	0		0

Total	$2,876,509	(2)	$1,957,500

(1)	Amount reflects fees billed to date for services rendered in connection with our integrated audit of the financial statements and internal control for fiscal 2005. Additional fees will be billed for these fiscal 2005 services.
(2)	Amount reflects $780,000 billed by KPMG and $2,096,509 billed by Grant Thornton.

Audit Fees

Audit fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Audit-related Fees

Audit-related fees consist of assurance and related services by KPMG and Grant Thornton that are reasonably related to the performance of the audit or review of InterVideo’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category included KPMG’s review of the Form 8-K filing related to our acquisition of Ulead and Grant Thornton’s review of the Forms 10Q/A related to restatements of the financial results for the second and third quarters of 2005.

Tax Fees

The Company did not engage KPMG or Grant Thornton to perform any tax services for fiscal year 2004 and 2005.

The charter of the Company’s Audit Committee requires that the Audit Committee pre-approve all audit and non-audit services provided to the Company by the independent auditors or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible. The Audit Committee approved all audit and non-audit services provided to the Company in fiscal year 2005.

INTERVIDEO, INC.

PART IV

ITEM 15.	EXHIBITS

(3) Exhibits. The following exhibits are filed with this Amendment No.1 to the Form 10-K:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes–Oxley Act of 2002.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2006.

INTERVIDEO, INC.

By:	/s/ Steve Ro
Steve Ro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Ro Steve Ro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 1, 2006

/s/ Randall Bambrough Randall Bambrough	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2006

* Joseph Liu	Director	May 1, 2006

* George Haber	Director	May 1, 2006

* Joseph Zaelit	Director	May 1, 2006

* Henry Shaw	Director	May 1, 2006

*By:	/s/ Randall Bambrough
Randall Bambrough Attorney-in-Fact