Form 10-Q
period 2006-03-31
INTERVIDEO INC
filed 2006-05-10
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

(510) 651-0888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

On April 28, 2006, the registrant had 13,954,246 shares of common stock outstanding, $0.001 par value per share.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$35,363	$31,169
Short-term investments	46,786	43,988
Accounts receivable, net of allowance for doubtful accounts of $614 and $746, respectively	9,066	12,939
Deferred tax assets	1,035	1,034
Prepaid expenses and other current assets	6,039	6,470
Held for sale assets	19,611	19,611

Total current assets	117,900	115,211
Property and equipment, net	3,177	3,414
Goodwill	1,018	1,018
Other purchased intangible assets	6,806	7,130
Deferred tax assets	3,965	3,965
Other assets	3,390	3,507

Total assets	$136,256	$134,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,811	$2,219
Accrued liabilities	24,051	19,087
Income taxes payable	316	1,566
Deferred revenue	4,060	3,938

Total current liabilities	30,238	26,810
Long term liabilities:

Other long term liabilities	889	871
Minority interest	17,991	19,832
Stockholders’ equity:
Common stock, $0.001 par value: 150,000 shares authorized; 13,942 and 13,850 shares issued and outstanding, respectively	14	14
Additional paid-in capital	75,493	74,121
Notes receivable from stockholders	(122)	(456)
Accumulated other comprehensive income	580	2,965
Retained earnings	11,173	10,088

Total stockholders’ equity	87,138	86,732

Total liabilities and stockholders’ equity	$136,256	$134,245

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenue	$31,322	$21,904
Cost of revenue	14,988	9,122
Amortization of intangible assets	323	50

Gross profit	16,011	12,732

Operating expenses:
Research and development	6,632	3,024
Sales and marketing	4,934	2,765
General and administrative	5,581	2,901

Total operating expenses	17,147	8,690

Income (loss) from operations	(1,136)	4,042
Other income, net	2,465	298

Income before income taxes	1,329	4,340
Provision for income taxes	(613)	(1,671)
Minority interest	369	—

Net income	$1,085	$2,669

Net income per common share, basic	$0.08	$0.19

Net income per common share, diluted	$0.07	$0.17

Number of shares used in net income per share calculation, basic	13,897	13,791

Number of shares used in net income per share calculation, diluted	14,976	15,352

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,085	$2,669
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net loss of subsidiary	(369)	—
Non cash currency adjustment	(1,646)	—
Depreciation and amortization	821	376
Stock-based compensation	1,000	40
Excess tax benefits from stock-based compensation	(235)	—
Provision for doubtful accounts	(123)	(5)
Loss from disposal of property and equipment	71	—
Other non cash items	(13)	78
Changes in operating assets and liabilities:
Accounts receivable	4,071	662
Prepaid expenses and other current assets	(439)	264
Other assets	86	(1)
Accounts payable	(437)	84
Deferred revenue	206	(904)
Accrued liabilities and income taxes payable	3,852	1,248

Net cash provided by operating activities	7,930	4,511

Cash flows from investing activities:
Purchases of property and equipment	(246)	(438)
Purchases of short-term investments	(30,673)	(6,190)
Proceeds from maturities of short-term investments	28,175	13,324
Purchase of long-term investments	—	(3,726)

Net cash provided by (used in) investing activities	(2,744)	2,970

Cash flows from financing activities:
Excess tax benefits from stock-based compensation	235	—
Proceeds from issuance of common stock under stock option and purchase plans	136	200
Proceeds from repayment of notes receivables	338	71
Payment for repurchased stock of subsidiary	(1,737)	(671)

Net cash used in financing activities	(1,028)	(400)

Effect of change in exchange rates on cash and cash equivalents	36	17

Net increase in cash and cash equivalents	4,194	7,098
Cash and cash equivalents, beginning of period	31,169	27,410

Cash and cash equivalents, end of period	$35,363	$34,508

Supplementary disclosure:
Income tax payments (receipts), net of refunds	$1,442	$(72)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Business

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company has operations in the United States, Taiwan, Japan, China and India. A substantial portion of the Company’s revenue is derived from the sale of software licenses to OEMs, who install InterVideo software onto PCs prior to delivery to customers. The Company also sells software through retail channels and directly to end users through our websites. In addition, the Company derives revenue from the license of its software to consumer electronics (“CE”) manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate the Company’s software into their own products for distribution. On April 20, 2005 the Company acquired a controlling interest in Ulead Systems, Inc. (“Ulead”), which has business operations in Taiwan, Japan, Germany, the United States, China and the Philippines. The acquisition has expanded the Company’s product line to include PhotoImpact, VideoStudio, Ulead DVD MovieFactory, DVD Workshop and Media Studio Pro and has allowed the Company to expand its channel offerings with this broader range of products and through the combined marketing efforts of the two companies.

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

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, and notes thereto, included in InterVideo’s 2005 Annual Report on Form 10-K. There have been no significant changes in new accounting pronouncements disclosed in our Form 10-K, as amended, except for disclosures on the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment,” as discussed in Note 3.

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications had no impact on previously reported earnings or retained earnings.

Note 3. Use of estimates and summary of significant accounting policies

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on historical experience and other applicable factors, and evaluates them on an on-going basis to ensure they remain reasonable under current conditions. Actual results could differ materially from these estimates.

Stock-based compensation

On December 16, 2004, the Financial Accounting Standard Board (“FASB”) issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS 123R. We adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R during the first quarter of fiscal 2006. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, only minimal stock-based compensation in relation to employee stock options or employee stock purchase plan had been recognized in our results of operations since the exercise price of the majority of options issued to employees and directors was equal to the fair market value of the underlying stock at the date of grant.

We elected the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 5 for further information regarding the SFAS No. 123R disclosures on assumptions.

The guidance in SFAS No. 123R and SAB No. 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time.

Note 4. Net income per share

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

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three Months ended March 31,
	2006	2005
Numerator:
Net income	$1,085	$2,669

Denominator:
Basic:
Weighted average common shares outstanding	13,897	13,799
Less: weighted average shares subject to repurchase	—	(8)

Denominator for basic calculation	13,897	13,791

Net income per share - Basic	$0.08	$0.19

Diluted:
Weighted average common shares outstanding	13,897	13,799
Weighted average dilutive effect of common stock options	1,079	1,553

Denominator for diluted calculation	14,976	15,352

Net income per share – Diluted	$0.07	$0.17

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (in thousands):

	Three Months ended March 31,
	2006	2005
Antidilutive options to purchase common shares	$1,617	$885

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Stock-based compensation

2003 Stock Option Plan (the “Plan”)

During 1998, the Company established the 1998 Stock Option Plan covering employees, consultants and directors of the Company. In connection with the Company’s initial public offering in 2003, the Company adopted the 2003 Stock Plan. The Plan authorized the grant of a total of 216,000 shares of common stock plus (a) any shares that have been reserved but not issued under the 1998 Stock Option Plan as of the effective date of the IPO and (b) any shares returned to the 1998 Stock Option Plan on or after the effective date of the IPO as a result of termination of options In addition, the Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning with the fiscal year 2004, equal to the lesser of (i) 5% of the Company’s outstanding shares of common stock on the first day of the applicable fiscal year, (ii) 1,082,000 shares or (iii) another amount as the Board of Directors may determine.

The Plan provides for the granting of stock options to our employees, consultants and directors. Options granted under the Plan may be either incentive stock options (ISO) or nonstatutory stock options (NSO). Options are generally granted at the market value of the common stock on the grant date. ISOs are granted to employees, generally vest over four years and expire in ten years. NSOs generally expire in ten years and vest over four years or over schedules as determined by the Board of Directors. Stock options granted to a person owning more than 10% of the total combined voting power of all classes of stock of the Company must be granted with exercise prices equal to at least 110% of the fair market value of the common stock on the day of grant and have a maximum term of five years from the date of grant.

2003 Employee Stock Purchase Plan (the “ESPP”)

The ESPP was initially adopted during 2002 and was amended in January 2003. The Company’s employees and employees of designated subsidiaries are eligible to participate in the ESPP if they are customarily employed for at least 20 hours per week and more than five months in any calendar year. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, bonuses and commissions. A participant may purchase a maximum of 5,000 shares during a six-month purchase period.

The ESPP has an overlapping 24-month offering period and includes four 6-month purchase periods. Purchases are made twice a year, in the months of May and November. The ESPP permits participants to purchase common stock at 85% of the lower of the market value of common stock at the beginning of an offering period, or at the end of purchase period. If the market value of common stock on the purchase date is less than the value at the beginning of the offering period, participants will be withdrawn from the current offering period and automatically re-enrolled for the following purchase in a new offering period. Participants may end their participation at any time and will be refunded their payroll deduction to date. Subsequent to the period ended March 31, 2006, the Company modified the terms of the ESPP. See Note 12 for further details.

A total of 216,000 shares of common stock were made available-for-sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with the fiscal year 2004, equal to the lesser of (i) 1.5% of the outstanding shares of InterVideo’s common stock on the first day of the applicable fiscal year, (ii) 216,000 shares or (iii) another amount as the Board of Directors may determine.

The following table sets forth the summary of option activity under our stock option program for the three months ended March 31, 2006 (in thousands, except per share data):

	Three Months Ended, March 31, 2006
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,991	$7.75
Granted	23	11.05
Exercised	(93)	1.48
Canceled or expired	(26)	13.67

Outstanding at end of period	2,895	$7.93

The total intrinsic value of options exercised for the three months ended March 31, 2006 was $868,000. The aggregate intrinsic value of options exercisable and options outstanding as of March 31, 2006 was $9.8 million and $8.5 million, respectively. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the weighted average of exercise price of the shares. The market value as of March 31, 2006 was $10.86 as reported by the Nasdaq National Market under the symbol “IVII.” The following table summarizes information about stock options outstanding and exercisable as of March 31, 2006 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.09	719	2.96	$0.09	719	$0.09
$0.46 to $0.51	130	3.48	0.50	130	0.50
$3.70 to $7.39	404	4.98	5.47	404	5.47
$9.24 to $12.00	680	8.87	10.31	137	11.12
$12.20 to $14.61	883	8.11	13.94	396	13.96
$15.50 to $16.99	79	6.62	16.36	27	16.95

Total	2,895	6.32	$7.93	1,813	$5.43

As of March 31, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $3.7 million which is expected to be recognized over the remaining vesting period of up to 48 months. Compensation costs for all stock-based awards granted on or prior to January 1, 2006 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based awards granted subsequent to January 1, 2006 will be recognized using the straight-line method.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total recognized tax benefit related to stock-based compensation expense is $160,000 and none for the three months ended March 31, 2006 and 2005, respectively. The following table summarizes the impact of SFAS No. 123R adoption on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended March 31,
	2006	2005
Cost of revenue	$1	$—
Research and development	456	14
Sales and marketing	163	14
General and administrative	380	12

Total stock-based compensation expenses	$1,000	$40

Prior to the adoption of SFAS No. 123R in January 2006, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, minimal stock-based compensation expense for employee stock options had been recognized in our results of operations in the prior period, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The following table illustrates the pro forma effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation to employees for the three months ended March 31, 2005 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006 under SFAS 123R	2005 under APB 25
Net income, as reported	$1,085	$2,669
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	—	40
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	—	(1,206)
Net income, after effect of stock-based compensation for employees	$1,085	$1,503

Net income per share:
Basic – as reported for prior period	—	$0.19
Basic – after effect of stock-based compensation for employees	$0.08	$0.11

Diluted – as reported for prior period	—	$0.17
Diluted – after effect of stock-based compensation for employees	$0.07	$0.10

The weighted average fair value of options granted to employees for the three months ended March 31, 2006 and 2005 is summarized in the following table, and was estimated with the following assumptions:

	Three months ended March 31,
	2006	2005
Weighted average fair value of options granted to employees	$4.96	$9.28

Black-Scholes-Merton model assumptions:
Risk-free interest rate	4.48%	3.61%
Expected life of the option	4.9 years	4 years
Dividend yield	0%	0%
Volatility	45%	80.0%

We estimate the volatility of our common stock by using historical volatility of the Company and the volatilities of five other publicly-traded companies in similar industries to project future trends. Management determined that a blended volatility considering other publicly-traded companies with longer trading history as well as in similar industries is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Prior to fiscal year 2006, we based the volatility assumption solely on the volatility of other companies in the same industry. The comparative company group may change from year to year due to acquisitions, mergers and other significant events. We will continue to monitor relevant factors used to measure expected volatility for future option grants on a quarterly basis.

The risk-free interest rates are derived from schedules published by the U.S. Federal Reserve appropriate for the term of our stock options.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. We derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123R and SAB 107. In prior periods, we estimated that the vesting term approximated the expected term.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The stock-based compensation expense recognized in our results for the three months ended March 31, 2006 is based on awards ultimately expected to vest. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our forfeiture analysis study produced an annual forfeiture assumption of 14%. Prior to fiscal year 2006, we accounted for forfeitures as they occurred.

Note 6. Other income, net of expense

Other income, net of expense consists of the following (in thousands):

	Three months ended March 31,
	2006	2005
Interest income, net	$300	$311
Investment gain (loss)	365	(87)
Foreign currency translation gain	1,586	35
Other	214	39

Other income, net	$2,465	$298

Note 7. Income taxes

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

For the period ended March 31, 2006, the Company calculated its projected effective tax rate for the year ending December 31, 2006 to be 46%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes and tax effect of stock-based compensation expense resulted from the adoption of SFAS No. 123R.

Note 8. Other Comprehensive income

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

The components of comprehensive income were as follows (in thousands):

	Unrealized Gain in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of December 31, 2005	$328	$2,637	$2,965
Net change during three month period	56	(2,441)	(2,385)

Balance as of March 31, 2006	$384	$196	$580

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Balance Sheet Components

Short-term investments

Short-term investments consist of (in thousands):

	As of March 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. government debt securities	$2,001	$—	$(16)	$1,985
State and municipal notes/bonds	6,864	—	(30)	6,834
Auction rate securities	21,900	—	—	21,900
Mutual fund securities	14,179	—	(12)	14,167
Corporate securities	498	1,402	—	1,900

Total short-term investments	$45,442	$1,402	$(58)	$46,786

	As of December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. government debt securities	$4,001	$—	$(20)	$3,981
State and municipal notes/bonds	5,829	—	(16)	5,813
Auction rate securities	16,850	—	—	16,850
Mutual fund securities	15,549	29	—	15,578
Corporate securities	508	1,258	—	1,766

Total short-term investments	$42,737	$1,287	$(36)	$43,988

The available-for-sale securities at March 31, 2006 have contractual maturities ranging from 2006 to 2008.

Held for sale assets

As of March 31, 2006, $19.6 million of land and building is classified as held for sale assets since it met the criteria of FASB SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The land and building are owned by Ulead. Its board of directors has resolved to dispose of the land and building and has been actively pursuing a buyer to sell the asset. The asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value. The sale is expected to take place within one year.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Purchased development technology	$3,839	$3,839
Customer contracts and related relationships	2,043	2,043
Trade name	2,145	2,145
Less: Accumulated amortization	(1,221)	(897)

Total other purchased intangible assets	$6,806	$7,130

Other identifiable intangible assets, including purchased developed technology, customer base and trademarks, are being amortized over their useful lives of five to six years; customer contracts and related relationships are being amortized over their estimated useful lives of eight years; and trade name is being amortized over their estimated useful lives of six years.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Payroll and related benefits	$3,003	$4,125
Royalties	13,756	7,967
Legal, audit and other consulting fees	2,204	2,330
Value-added tax, sales and other withholding tax	1,314	1,245
Accrued reserve for sales returns	1,336	1,094
Other	2,438	2,326

Total accrued liabilities	$24,051	$19,087

Note 10. Segment and Geographic Information

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

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended March 31,
	2006	2005
Revenues by Sales Channel:
OEMs	$24,797	$18,724
Web sales and retail	6,525	3,180

Total revenue	$31,322	$21,904

Revenues by Geographic Region:
United States	$16,889	$12,841
Europe	2,409	1,841
Asia:
Japan	9,366	6,302
Other Asia	2,658	920

Total revenue	$31,322	$21,904

Revenues by Product:
WinDVD	$13,430	$13,793
Royalty	4,109	—
Other products	13,783	8,111

Total revenue	$31,322	$21,904

The following individual customers accounted for greater than 10% of revenue in any of the periods presented:

	Three months ended March 31,
	2006	2005
Revenue from:
Customer A	26%	36%
Customer B	12%	12%
Customer C	14%	—

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were:

	March 31, 2006	December 31, 2005
Account receivable from:
Customer A	25%	—
Customer C	—	29%

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	March 31, 2006	December 31, 2005
Tangible long-lived assets:
United States	$824	$945
Europe	250	16
Asia:
India	30	18
Japan	357	377
China	453	453
Taiwan	1,263	1,605

Total tangible long-lived assets	3,177	$3,414

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Contingencies

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

Note 12. Subsequent events

On April 27, 2006, the Compensation Committee of the Board of Directors approved the amendment of the ESPP. The Company modified the ESPP from an overlapping 24-month offering period which includes four 6-month purchase periods to a 6-month offering period. The new offering period will start on the first trading day on or after May 15 and November 15 of each year. The first offering period, however, will commence on May 1, 2006 and continue through November 15, 2006. In addition, under the amended plan, employees are not allowed to change the payroll percentage contribution to the ESPP during an offering period except to decrease the contribution to zero.

In April 2006, Ulead signed a contract to acquire the assets of a Taiwanese company for approximately $3 million dollars. The acquired assets include customers’ contracts, software, patents, tangible assets, intellectual property and the related accounts receivable and payable.

INTERVIDEO, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” under Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) the impact on our business, operations and financial conditions of the integration of our majority owned subsidiary, Ulead Systems, Inc., (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel and infrastructure and acceleration of product innovation, (6) gross profit, (7) the sufficiency of our capital resources, (8) revenue trends and future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (14) product sales and prices, (15) disclosure and internal controls, (16) settlement of intellectual property claims, (17) stock- based compensation expenses, (18) general and administrative expenses, (19) the utility of certain products, (20) certain customer concentration trends and changes in the composition of our customer mix, (21) the revenue growth expected to result from our agreements with Microsoft, Inc. (22) Sarbanes-Oxley compliance costs, and (23) higher legal costs associated with enforcement of our intellectual property rights. The Company disclaims any obligation to update information in any forward-looking statement.

Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of InterVideo. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

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

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a substantial portion of our revenue. We derived 43% of our revenue for the three months ended March 31, 2006 from sales of our WinDVD product, primarily to PC OEMs, as compared to 63% of our revenue for the same period ended March 31, 2005. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial portion of our revenue. However, in the future, we expect to derive an increasing percentage of our revenue from sales of other products, including royalties related to Microsoft Xbox sales, WinDVD Creator, InterVideo InstantON, InterVideo Home Theater, InterVideo DVD Copy, MediaOne and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, products sold through our retail and web-based sales channels as well as Ulead product offerings including DVD MovieFactory, VideoStudio and PhotoImpact.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Hewlett-Packard, Toshiba, Microsoft, NEC, Softbank Commerce, Fujitsu, Fujitsu Siemens, Sony, Element 5 and IBM/Lenovo. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the three months ended March 31, 2006, our three largest customers accounted for 52% of our revenue, with Hewlett-Packard accounting for 26%, Microsoft accounting for 14% and Toshiba accounting for 12% of our revenue. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future, although the identity of those customers may change from period to period. Because there are only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased unit sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may decline or grow at a slower rate than in prior periods.

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

Users may also purchase products through our websites and we also continue to expand our retail channels. For the three months ended March 31, 2006, we derived 21% of our revenue from web and retail sales as compared to 15% of our revenue for the same period ended March 31, 2005. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing programs. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 46% of our revenue for the three months ended March 31, 2006 as compared to 41% of our revenue for the same period ended March 31, 2005. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. In the future, an increasing portion of our international revenue may be denominated in foreign currencies and we may use derivative instruments to hedge foreign exchange risk.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because we generally recognize revenue associated with the sale of our products to our OEMs’ customers in the month or quarter following the sales of our products to these OEMs’ customers, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of that year. While our recent acquisition of a controlling interest in Ulead has impacted this trend because a substantial portion of Ulead revenues are derived from web and retail sales which are typically recognized in the period in which they occur and, thus, generally experience more sales during the year-end holiday season, we do not expect Ulead’s seasonality to materially changed the overall seasonality of our consolidated results.

INTERVIDEO, INC.

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

Determining whether or not some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sale into the OEM’s sales channel partners or prior to being sold through to the OEM’s end customers. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products sold by the OEMs to end customers or to the OEM’s sales channel partners. We do not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners and, thus do not defer revenue on these arrangements. Under certain agreements where the OEM is granted PCS for a period greater than one year, including unspecified upgrades, revenue is recognized ratably over the shorter of the contractual PCS period or estimated life of the product.

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

Stock-based compensation

On December 16, 2004, the Financial Accounting Standard Board (“FASB”) issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS 123R. We adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R during the first quarter of fiscal 2006. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, only minimal stock-based compensation in relation to employee stock options or employee stock purchase plan had been recognized in our results of operations since the exercise price of the majority of options issued to employees and directors were granted at the fair market value of the underlying stock at the date of grant.

We elected the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 5 for further information regarding the SFAS No. 123R disclosures on assumptions.

If factors change, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing assumptions used and valuation modeling may not provide measures of the fair values of our stock-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R and SAB No. 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time.

INTERVIDEO, INC.

Results of Operations – Comparison of the three months ended March 31, 2006 and 2005

Revenue, Cost of Revenue and Gross Profit

(In thousands, except percentages)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Total revenue	$31,322	$21,904	$9,418	43%
Cost of revenue	$15,311	$9,172	$6,139	67%

Gross profit	$16,011	$12,732	$3,279	26%

Gross profit percent of total revenue	51%	58%

Revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate our software into their own products for distribution, retail distributors, retail customers and directly to end users or businesses. Cost of revenue consists primarily of license royalties, expenses incurred to manufacture, package and distribute our software products, the amortization of other purchased intangible assets and costs associated with end-user PCS.

Revenue increased 43% to $31.3 million for the three months ended March 31, 2006 from $21.9 million for the three months ended March 31, 2005. OEM product sales increased 32% to $24.8 million for the three months ended March 31, 2006 from $18.7 million for the three months ended March 31, 2005. Web and retail sales increased 105% to $6.5 million for the three months ended March 31, 2006 from $3.2 million for the three months ended March 31, 2005. OEM product sales accounted for approximately 79% of total revenue for the three months ended March 31, 2006 as compared to 85% for the three months ended March 31, 2005. We derived a substantial portion of our revenue from a small number of customers. For the three months ended March 31, 2006, our three largest customers accounted for 52% of our revenue, with Hewlett-Packard accounting for 26%, Microsoft accounting for 14% and Toshiba accounting for 12% of our revenue. For the three months ended March 31, 2005, two customers accounted for 48% of our revenue with Hewlett-Packard accounting for 36% and Toshiba accounting for 12% of our revenue. Sales outside the United States accounted for 46% of our revenue for the three months ended March 31, 2006 and 41% of our revenue for the three months ended March 31, 2005. The growth in revenue for the three months ended March 31, 2006 over the same period in the prior year reflects increased revenue from our non-WinDVD product sales, which includes royalty revenue from Microsoft of $4.1 million or 13% of our revenue and Ulead core products, including PhotoImpact, VideoStudio, and DVD Factory, which accounted for 11% of our revenue. Ulead revenue, which was not included in the same period last year, accounted for 56% of the revenue increase. These increases were offset by a decrease in WinDVD revenue of 3% mainly due to lower average selling prices of 12% as compared to the three month period ended March 31, 2005. During the period, sales outside the United States grew 59% or $5.4 million compared to same period last year. The increase was primarily attributable to sales of Ulead core products, which accounted for 74% of the increase. In accordance with SOP 97-2, revenue for the three months ended March 31, 2006 included approximately $1.1 million representing the recognition of previously deferred revenue.

Cost of Revenue increased in absolute dollars by $6.1 million to $15.3 million for the three months ended March 31, 2006 from $9.2 million for the three months ended March 31, 2005. This increase was largely the result of costs associated with the Microsoft revenue and overall increased sales of our royalty bearing products as well as a $273,000 increase in amortization of purchased intangible assets resulting from the Ulead acquisition.

Gross profit as a percentage of revenue decreased to 51% for the three months ended March 31, 2006 from 58% for the three months ended March 31, 2005. The decrease is primarily attributable to the Microsoft royalty revenue which is sold at cost and decreased average selling prices of our royalty bearing products without a corresponding decrease in per unit costs of licensed royalties. The increase in gross profit in absolute dollars was primarily due to Ulead product revenues which typically sell at higher margins and are not included in the three months ended March 31, 2005. Gross profit as a percentage of revenue and in absolute dollars was also favorably impacted by the aforementioned recognition of $1.1 million of previously deferred revenue, of which $873,000 was attributable to OEM revenue where the related costs were recorded in an earlier period. While we expect that the shift in our product mix toward higher margin products will have a favorable impact on gross profit, we also expect our gross profit to be adversely impacted by continued price erosion in our WinDVD product sales to our OEM customers and the aforementioned costs related to expected increases in Microsoft revenue.

INTERVIDEO, INC.

Research and development expenses

(In thousands, except percentages)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Research and development expenses	$6,632	$3,024	$3,608	119%
Percent of total revenue	21%	14%

Research and development (“R&D”) expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and product evaluation and testing costs.

R&D expenses increased $3.6 million, or 119%, to $6.6 million for the three months ended March 31, 2006 from $3.0 million for the three months ended March 31, 2005. This increase was due primarily to $2.4 million in Ulead related expenses including compensation and related benefits of $1.9 million, outside consulting fees of $129,000 and facility and equipment rental of $176,000. Additionally, a $442,000 increase in stock-based compensation expense resulting from the adoption of SFAS No. 123R and a $609,000 increase in payroll and payroll related expenses due to increased R&D headcount for the purpose of supporting expanded R&D activities also contributed to the overall R&D expense increase for the first quarter of 2006. The 7% increase in R&D expenses as a percentage of revenue was due primarily to the significant percentage increase in R&D expenses exceeding the percentage increase of total revenue during the first quarter of 2006. We believe that a significant level of R&D expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars in the future as we integrate and expand engineering resources and aggressively focus on product development.

Sales and marketing expenses

(In thousands, except percentages)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Sales and marketing expenses	$4,934	$2,765	$2,169	78%
Percent of total revenue	16%	13%

Sales and marketing (“S&M”) expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts.

S&M expenses increased $2.2 million, or 78%, to $4.9 million for the three months ended March 31, 2006 from $2.8 million for the three months ended March 31, 2005. This increase was due primarily to $2.2 million in Ulead related expenses including compensation and related benefits of $694,000, outside consulting and professional fees of $257,000, travel, advertising and trade show expenses of $553,000, facilities and communication expenses of $324,000 and other expenses of $368,000. Additionally, we incurred an increase of $149,000 in stock-based compensation expense as a result of adopting SFAS No. 123R. These increases are partially offset by a reduction in S&M expenses of $176,000 primarily due to lower commissions as a result of utilizing fewer outside sales representatives during the first quarter of 2006. The 3% increase in S&M expenses as a percentage of revenue was due primarily to the significant percentage increase in S&M expenses exceeding the percentage increase of total revenue during the first quarter of 2006. We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect S&M expenses to increase in absolute dollars as we seek to further expand our international sales network and continue to establish our retail presence.

General and administrative expenses

(In thousands, except percentages)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
General and administrative expenses	$5,581	$2,901	$2,680	92%
Percent of total revenue	18%	13%

General and administrative (“G&A”) expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees.

G&A expenses increased $2.7 million, or 92%, to $5.6 million for the three months ended March 31, 2006 from $2.9 million for the three months ended March 31, 2005. This increase includes $1.0 million in Ulead related expenses including $569,000 in compensation and related benefits expenses, $261,000 in audit and legal fees and $182,000 in facilities and other expenses. Additionally, a $368,000 increase in stock-based compensation expense resulting from the adoption of SFAS No. 123R, a $1.0 million increase in overall audit, Sarbanes-Oxley compliance and legal fees, and a $211,000 increase in payroll and payroll related expenses due to increased G&A headcount for the purpose of supporting expanded G&A activities. The 5% increase in G&A expenses as a percentage of revenue was due primarily to the significant percentage increase in G&A expenses exceeding the percentage increase of total revenue during the first quarter of 2006. We expect G&A expenses to increase in absolute dollars as we continue to build infrastructure to support our anticipated growth and global operations and as we incur increased legal expenses to defend and protect our intellectual property position.

INTERVIDEO, INC.

Other income, net

(In thousands, except percentages)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Other income, net	$2,465	$298	$2,167	727%
Percent of total revenue	8%	1%

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, rental income, foreign currency translation gains and losses and realized gains and losses on investments offset by other expenses.

Other income, net increased $2.2 million to $2.5 million for the three months ended March 31, 2006 from $298,000 for the three months ended March 31, 2005. The increase in the first quarter of 2006 is attributable primarily to a $1.6 million increase in realized foreign currency translation gain, a $348,000 increase in gain on disposal of the short-term investment from Ulead, a $104,000 increase in gain from long-term investment, a $108,000 increase in rental income derived from Ulead subleases and other increase of $67,000 partially offset by an increase in net unrealized currency losses of $87,000 resulting from exchange rate fluctuations. The realized currency gain of $1.6 million is a reversal of unrealized currency loss recorded in the fourth quarter of 2005 in relation to the settlement and conversion to equity of an intercompany loan during March 2006. Included in the first quarter of 2005 other income, net is an equity loss from long-term investments of $89,000 on Master Integrated Appliances Co (“Master I.A.”). The investment on Master I.A. was subsequently written off during the second quarter of 2005. The 7% increase in other income, net as a percentage of revenue was due primarily to the significant percent increase of other income, net exceeding the percentage increase of total revenue during the first quarter of 2006.

Provision for income taxes

(In thousands, except percentages)	Three Months Ended March 31,		Change
	2006	2005	Amount	Percent
Provision for income taxes	$613	$1,671	$(1,058)	(63)%
Percent of total revenue	2%	8%

The provision for income taxes (“income taxes”) decreased $1.1 million, or 63%, to $613,000 for the three months ended March 31, 2006 from $1.7 million for the three months ended March 31, 2005. The reduction in income taxes is primarily attributable to reduction in taxable net income for the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2006 was approximately 46%. This rate differs from the statutory federal rate primarily due to state taxes, net of federal benefit and differences between federal and foreign tax rates as well as the tax impact resulting from the adoption of SFAS No. 123R.

Liquidity and Capital

During the three months ended March 31, 2006, cash, cash equivalents and short-term investments increased by $7.0 million to $82.1 million, representing 60% of our total assets. Our cash, cash equivalents and short-term investments totaled $75.1 million at December 31, 2005 and represented 56% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of United States treasury, state and municipal notes/bonds, corporate bonds and auction rate securities.

Net cash provided by operating activities was $7.9 million for the three months ended March 31, 2006. Net income of $1.1 million was adjusted for non-cash charges for realized foreign currency translation gain of $1.6 million, depreciation and amortization of $821,000, stock-based compensation of $1.0 million, excess tax benefits from stock-based compensation of $235,000, a credit of provision for doubtful accounts of $123,000 and minority interests in losses of subsidiary of $369,000. Additionally, cash provided from operating activities was impacted by increases in prepaid expenses and other current assets of $439,000 and a decrease in accounts payable of $437,000. These amounts were offset by a decrease in accounts receivable of $4.1 million, an increase in deferred revenue of $206,000 and an increase in accrued liabilities and taxes payable of $3.9 million. The realized currency gain of $1.6 million is a reversal of the unrealized currency loss recorded in the fourth quarter of 2005 related to the settlement and conversion to equity of an intercompany loan during March 2006. The credit of bad debt provision is due to reduction in excess allowance amounts during the quarter. The increase in prepaid expenses and other current assets is primarily the result of the increase in inventory at Ulead due to a new product launch. The decrease in accounts receivable is primarily due to the collection of a $4.0 Microsoft invoice that was outstanding at the end of the previous quarter. The increase in deferred revenue is due to increased Ulead sales activity with the revenue deferred because of specified upgrades and PCS for the undelivered elements prior to March 31, 2006. The increase in accrued liabilities and taxes payable is primarily due to the increase in product cost liability associated with Microsoft revenue and MPEG’s royalty fees.

Net cash provided by operating activities was $4.5 million for the three months ended March 31, 2005. Net income of $2.7 million was adjusted for depreciation and amortization of $376,000, stock-based compensation of $40,000 and the equity investment in the net losses of long term investments of $87,000, a decrease in prepaid expenses and other current assets of $264,000, a decrease in accounts receivable of $662,000 and increases in accounts payable of $84,000 and accrued liabilities and taxes payable of $1.2 million. This was partially offset by a decrease in deferred revenue of $904,000. The decrease in prepaid expenses and other current assets is mainly due to the amortization of prepaid directors and officers insurance. The decrease in accounts receivable is primarily due to a reduction of retail billings in Q1 2005. The increase in accrued liabilities and taxes payable is primarily due to the increase in tax payable as a result of higher effective tax rate and the difference between income tax accrued and estimated tax paid. The decrease in deferred revenue is due to the termination and settlement of a several agreements with our customers.

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2006 due to purchases of property and equipment of $246,000 and from maturities of short-term investments, net of purchases, of $2.5 million.

Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2005 due to proceeds from maturities of short-term investments, net of purchases, of $7.1 million, offset by purchases of property and equipment and long-term investments of $4.1 million.

Net cash used in financing activities was $1.0 million for the three months ended March 31, 2006 consisting of $1.7 million used for the repurchase of treasury stock by Ulead, offset by proceeds from the issuance of common stock under our stock option plans and repayments of notes receivable of $474,000 and the excess tax benefits from stock-based compensation of $235,000.

INTERVIDEO, INC.

Upon adoption of SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow, rather than as an operating cash flow as in prior periods. This has reduced net operating cash flows and increased net financing cash flows starting in 2006 after adoption of SFAS No. 123R. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

Commitments

Our principal commitment as of March 31, 2006 consists of obligations under operating leases which have not changed materially from our Annual Report on Form 10-K for fiscal year 2005.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2005, we believe that there have been no significant changes in our market risk exposures for the quarter ended March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of the last completed fiscal year, we are not required to include in our management’s report on internal control over financial reporting an evaluation of the internal control over financial reporting of Ulead Systems Inc. (“Ulead”), which we acquired on April 20, 2005. As such, we have excluded from our evaluation the internal control over financial reporting of Ulead, however, management noted a material weakness in obtaining from Ulead timely and accurate financial results based on U.S. Generally-Accepted Accounting Principles. The corrective actions that were put into place in order to remediate the identified material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that existed as of December 31, 2005, have not been in operation a sufficient amount of time to determine whether such controls are operating effectively. Based upon this, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

The material weaknesses in our internal control over financial reporting that were identified at December 31, 2005 and are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are related to:

•	Our incorrect application of Statement of Financial Accounting Standards No. 141, “Business Combinations” resulting from the acquisition of a majority interest in Ulead Systems, Inc. The financial statements incorrectly included amortization of intangible assets attributable to the minority interest holders. Due to this error, on March 10, 2006, we restated the Company’s consolidated financial statements for the periods ended June 30, 2005, and September 30, 2005.

•	Inadequate controls and oversight of the Ulead financial reporting process to facilitate obtaining timely and accurate financial results based on U.S. generally-accepted accounting principles. As a result of this deficiency, more than a remote likelihood that a material misstatement of the financial statements that is more than inconsequential will not be prevented or detected on a timely basis by employees in the normal cause of their work.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that results in more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

b) Changes in Internal Control over Financial Reporting

During the first quarter of 2006, we have taken the following actions to remediate the material weaknesses described above:

•	We have engaged outside consultants to provide additional expertise in the financial reporting area.

•	We have hired a Senior International Accounting Manager at Ulead who will be responsible for the oversight of Ulead’s financial reporting.

•	We are continuing to re-assessing our current expertise and staffing needs to ensure we have adequate staffing in key areas of the Ulead reporting process and in the event complex transactions such as the ones described herein arise in the future.

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

On December 6, 2005, InterVideo Digital Technology Corporation, a subsidiary of InterVideo, filed a complaint with the U.S. International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 asserting that its U.S. Patent No. 6,765,788 is infringed by certain imported personal computer/consumer electronic convergent devices, components thereof, and products containing such devices and components of Dell, Inc. of Round Rock, Texas and WinBook Computer Corporation of Columbus, Ohio that contain technology and software supplied by Cyberlink Corporation of Taipei, Taiwan and Cyberlink.com Corporation of Fremont California. The complaint requests an exclusion order prohibiting continued importations into the United States of infringing products, including laptop computers of Dell and WinBook, as well as certain Cyberlink components of those computers, as well as a cease and desist order against certain commercial activities involving previously imported computers. On January 4, 2006, the ITC instituted an investigation into whether those companies are in violation of Section 337 and delegated the investigation to an administrative law judge. On February 1, 2006, the administrative law judge set April 4, 2007 as the target date for completion of the investigation and issuance of any remedial orders. On February 2, 2006, Intervideo entered into a settlement agreement with Winbook intending to end the litigation in the ITC. On February 24, 2006, the U.S Patent and Trademark Office issued a final office action rejecting all the claims in the ‘788 patent. On March 31, 2006, Intervideo filed an after-final amendment of the ‘788 patent with the U. S. Patent and Tradmark Office. The ITC investigation is temporarily stayed until July 19, 2006 in view of an on-going re-examination of the ‘788 patent. At this stage of the investigation, merits of the Company’s request for relief have not yet been determined.

ITEM 1A. RISK FACTORS.

The information contained in “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words.

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

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	entering into contracts with customers that result in non-recurring revenue;

INTERVIDEO, INC.

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video and audio software markets, which may result in our loss of business;

•	decisions to acquire other companies, including potential for non-accretive or non-synergetic results from the acquisition of Ulead;

•	increases in third party license fees, such as the increase in royalties paid to Dolby;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	decline in gross margins and/or selling prices of our products to our OEM or other customers;

•	market acceptance of new products developed by us, such as InterVideo InstantOn;

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the legal costs incurred to protect our intellectual property rights and settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries; and

•	the impact of employee stock-based compensation expenses on our earnings per share including specifically the newly-adopted SFAS No. 123R.

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

We have created, and intend to continue to create, new software and software bundles such as WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy, MediaOne and InterVideo InstantON. Our recent acquisition of a controlling interest in Ulead has accelerated this trend with the addition of their products, including PhotoImpact, VideoStudio, DVD Movie Factory, DVD Workshop and Media Studio Pro. These products contain advanced features and functionality that have required and may continue to require us to provide an increased level of end-user support. In the future, as these new products become more complex, we may also be obligated to provide additional support to our OEM customers to bundle our software with their products. These potential increases in OEM and end-user support obligations could require us to defer both license and PCS revenues to future periods, which could harm our operating results and adversely impact our ability to accurately forecast revenue.

We expect prices of our existing products to decline, which could harm our operating results.

We expect prices for our existing products to continue to decline over the next few years. Because of competition from other software providers, competition in the PC industry and diminishing margins experienced by PC OEMs as a result of decreased selling prices and lower unit sales, we have reduced the prices we charge PC OEMs for our WinDVD product, WinDVD Creator and other products. We expect this trend to continue, which will make it more difficult to increase or maintain our revenue and may cause a decline in our gross profits, even if unit sales of any particular product increase. If unit sale increases do not offset anticipated price declines, our revenue will decline. In addition, our gross profit may decline as a result of the Microsoft royalty revenue which is sold at cost. Our future success will depend in part on our ability to increase sales of our higher-margin products and to introduce and sell new products and upgrades to our existing products, which could increase our revenue and could improve our profit margins.

We may not sustain profitability on a quarterly or annual basis.

We did not achieve profitability until the fiscal year ended December 31, 2002. As of March 31, 2006, we had retained earnings of $11.2 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. These expenses include research and development and marketing expenses relating to products that may not be introduced and will not generate revenue until later periods, if at all. We may also incur significant operating expenses associated with the enforcement of our intellectual property rights. Further, our recent acquisition of Ulead makes it more difficult for us to predict profitability on a quarterly or annual basis. We may not achieve profitability on a quarterly or annual basis in the future.

Changes in accounting rules applicable to us could negatively impact our earnings and financial results.

The U. S. generally accepted accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our historical or projected financial results. For example, we have historically not been required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the measurement date.

INTERVIDEO, INC.

However, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” or SFAS No. 123R, was recently implemented and requires companies to expense the fair value of employee stock options and similar awards. SFAS 123R addresses accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards, with limited exceptions. In the first quarter of 2006, we recorded stock-based compensation expenses on our Condensed Consolidated Statements of Operations of approximately $1,000,000 related to our SFAS No. 123R compliance. To the extent that we continue to make stock option grants to employees in the future, we will continue to incur such expenses, which will have a negative impact on our future earnings and results of operations.

We may not realize the benefits from our recent acquisition due to challenges associated with integrating the operations, technologies, sales and other aspects of the our business with the Ulead business.

On April 20, 2005, we acquired, directly and though one of our wholly owned subsidiaries, 33,284,395 shares of Ulead Systems, Inc. (“Ulead”) a publicly traded Taiwanese company at 30 NT (US$0.95) per share pursuant to our previously-announced tender offer for the issued shares of Ulead and pursuant to stock purchase agreements with certain shareholders of Ulead. Also on April 20, 2005, we acquired an additional 1,000,000 shares of Ulead at a purchase price of 30 NT (US$0.95) per share through the acquisition of a holding company, Strong Ace Limited. The aggregate purchase price for the 34,284,395 shares of Ulead was US $32.6 million and was paid in cash. Together with the shares that we purchased prior to the tender offer, we now own a total of 48,817,395 shares of Ulead, or approximately 65% of the issued shares of Ulead.

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

We license technology for use in our WinDVD, WinDVD Creator and InterVideo Home Theater products and other existing and planned products from third parties under agreements, some of which have a limited duration. For example, we have a license agreement with Dolby Laboratories for its audio technology and logo, a license agreement with the DVD Copy Control Association, Inc. for the content scrambling system designed to prevent the copying of DVDs, licenses with MPEG-LA for its MPEG-2 video technology and MPEG-4 related technologies, a license from Thomson Licensing S.A. for its MP3 audio technology and various other license agreements relating to patents, know-how and trademarks that are important to various aspects of the development, marketing and sale of our products. We are obligated to pay royalties under each of the Dolby, DVD Copy Control Association, MPEG-LA and Thomson Licensing S.A. agreements, and Dolby, DVD Copy Control Association, MPEG LA and Thomson Licensing may each terminate its license if we breach any material provision of the license or if other events occur, as specified in the license agreement. If we fail to maintain these license arrangements, we might not be able to ship our products in their present forms and our revenue could decline.

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

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to HP and a small number of PC OEMs. For the three months ended March 31, 2006, our three largest customers accounted for 52% of our revenue, with Hewlett-Packard accounting for 26%, Microsoft accounting for 14% and Toshiba accounting for 12% of our revenue. However, our revenue from HP has declined beginning in the fourth quarter of 2005 and into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. A significant decrease in revenue from HP, or the loss of any of our large customers without an offsetting increase in sales from other customers, would reduce our revenue and gross profit and otherwise harm our business.

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

Effective disclosure and internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attests to, the design and operating effectiveness of our controls over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results, as well as our stock price, could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. The material weaknesses in our internal control over financial reporting that we identified at December 31, 2005, as well as our remediation efforts to date, are more fully discussed under Part I, Item 4, Controls and Procedures.

While we have taken steps to remediate the identified material weaknesses, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. As of December 31, 2005, we are required to report in our Annual Report on this Form 10-K filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. We restated our consolidated financial statements for the period ended June 30, 2005 and September 30, 2005 due to the material weakness related to our incorrect application of Statement of Financial Accounting Standards No. 141 “Business Combinations.” During the preparation of our consolidated financial statements during 2005, management noted a material weakness in obtaining from Ulead timely and accurate financial results based on U.S. Generally Accepted Accounting Principles (US GAAP). The material weakness in oversight of the Ulead financial reporting process results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Our digital video and audio products comply with various industry standard specifications. Some third parties have claimed that various aspects of DVD technology incorporated into our and our customers’ products infringe upon patents held by them, including the following:

•	MPEG LA. DVD specifications include technology known as “MPEG-2” that governs the process of storing video in digital form. A group of companies, comprised primarily of CE manufacturers, has formed a consortium known as “MPEG LA, LLC” to enforce member companies’ patents covering certain aspects of MPEG-2 technology. MPEG LA, and certain members of the consortium, have notified us that they believe that our products infringe on patents owned by members of the consortium. In March 2002, we entered into a license agreement with MPEG LA pursuant to which we obtained a license, retroactive to our inception, to MPEG LA’s patents necessary to the MPEG-2 standard in exchange for a cash payment and our agreement to make ongoing royalty payments. This license requires that we pay a royalty to MPEG LA on our sales to end users and that we notify the OEMs to whom we sell our products that they are obligated to obtain a license from MPEG LA for any use of our products that comply with the MPEG-2 standard. In addition, MPEG LA, and certain members of the consortium have notified a number of PC OEMs, including some of our customers that they believe MPEG LA members’ patents are infringed by those PC OEM products that incorporate MPEG-2 technology. We are aware that a number of PC OEMs, including some of our customers, have settled the MPEG LA claims and entered into license agreements with MPEG LA.

•	DVD 6C. Another group of companies has formed a consortium known as “DVD 6C” to enforce the proprietary rights of holders of patents covering some aspects of DVD technology. DVD 6C and certain of its member companies have notified us that we may need a license so that our products that incorporate DVD technology do not infringe upon patents owned by members of the consortium. In addition, DVD 6C or its members may demand that PC OEMs or other companies manufacturing or licensing DVD-related products, including our customers, pay license fees or stop selling products covered by the patents of the member companies.

INTERVIDEO, INC.

•	Others. Other third parties, including Nissim Corporation, have notified a number of PC OEMs, including some of our customers, that they believe their patents are infringed by the products of these PC OEMs that incorporate certain InterVideo DVD-related technology. Nissim and the other third parties making such claims may demand that these PC OEMs pay license fees or stop selling products that are covered by the third party’s patents.

We and our customers may be subject to additional third-party claims that our and our customers’ products violate the intellectual property rights of those parties.

In addition to the claims described above, we may receive notices of claims of infringement of other parties’ proprietary rights. Many companies aggressively use their patent portfolios to bring infringement claims against competitors and other parties. As a result, we may become a party to litigation in the future as a result of an alleged infringement of the intellectual property rights of others, including DVD 6C and its members or Nissim. In addition, we are aware that a consortium of companies, known as “4C,” has been formed for the purpose of asserting the patent rights of its members covering some aspects of DVD technology. 4C may demand that PC OEMs or other companies manufacturing or licensing DVD-related products, including us and our customers, pay license fees and damages for the use of the technology, or be prohibited from selling products, covered by the 4C patents. We have also received notices from AT&T that they hold patents covering aspects of the MPEG-4 technology. Similarly, other parties have alleged that aspects of MPEG-2, MPEG-4 and other multimedia technologies infringe upon patents held by them. We may be required to pay license fees and damages or be prohibited from selling our products in the future if it is determined that our products infringe on patents owned by these third parties. In addition, other companies may form consortia in the future, similar to MPEG LA, DVD 6C and 4C, to enforce their proprietary rights and these consortia may seek to enforce their patent rights against us and our customers. Some of our products can be used in connection with the copying of video content, which may include content protected by copyright. Though we believe these products do not contribute to copyright infringement and do not defeat encryption in violation of the Digital Millennium Copyright Act, some content owners have shown a willingness to instigate litigation against producers of products that could be used to copy copyrighted content. Defending such suits could be costly and could cause a serious disruption in our business regardless of the outcome.

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

INTERVIDEO, INC.

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

Our industry is characterized by frequent claims of infringement and litigation regarding patent and other intellectual property rights. We are subject to the ongoing risks of claims of violation of third party intellectual properties. In addition, we may find it necessary use litigation to enforce our intellectual property rights. Such litigation matters, such as the pending ITC investigation against Dell and Cyberlink, are very costly. Our management team could be required to devote so much time, effort and energy to the legal proceedings that the rest of our business may suffer. Until our litigation matters are resolved, we will continue to incur substantial legal expenses that vary with the level of activity in the legal proceedings. This level of activity is not within our control as we may need to respond to legal actions by the opposing parties or scheduling decisions by the judges. Consequently, we may find it difficult to predict our general and administrative expenses for any given quarter, which will impair our ability to forecast our results of operations for that quarter. In addition, the ‘788 patent at issue in these lawsuits is subject to reexamination in the Patent and Trademark Office (“PTO”). As discussed in Part II, Item 1, Legal Proceedings, the patent reexamination remains uncertain. Despite the financial and management resources required in any lawsuit, our efforts to enforce our intellectual property rights may ultimately prove unsuccessful.

We have derived a substantial portion of our revenue from the sale of our WinDVD product to PC OEMs, and these customers may not continue to purchase this product or we may fail to attract new customers for this product.

We derived 43% of our revenue for the three months ended March 31, 2006 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a significant portion of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

Our international operations accounted for 46% of our revenue for the three months ended March 31, 2006 and 41% of our revenue for the three months ended March 31, 2005, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

We are an international company, and we derived approximately 46%, 50% and 47% of our 2006, 2005 and 2004 revenues from products sold in, and services performed from, our facilities located outside the United States, primarily in Asia and Europe. We also have substantial assets located outside of the United States, and a large portion of our sales and service revenues are denominated in foreign currencies. We recently augmented our international operations with the purchase of a majority interest in Ulead Systems, Inc., a publicly traded Taiwanese company. Our substantial international assets and operations subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.

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

INTERVIDEO, INC.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 are as follows:

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

Date: May 10, 2006

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