Form 10-Q
period 2006-06-30
INTERVIDEO INC
filed 2006-08-09
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

On August 7, 2006, the registrant had 14,034,236 shares of common stock outstanding, $0.001 par value per share.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	As of June 30, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$25,771	$31,169
Short-term investments	79,113	43,988
Accounts receivable, net of allowance for doubtful accounts of $658 and $746, respectively	8,391	12,939
Deferred income taxes	1,039	1,034
Prepaid expenses and other current assets	5,221	6,470
Held for sale assets	—	19,611

Total current assets	119,535	115,211

Property and equipment, net	3,608	3,414
Goodwill	1,018	1,018
Other purchased intangible assets	9,161	7,130
Deferred income taxes	3,966	3,965
Other assets	3,225	3,507

Total assets	$140,513	$134,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,214	$2,219
Accrued liabilities	25,945	19,087
Income taxes payable	115	1,566
Deferred revenue	4,736	3,938

Total current liabilities	33,010	26,810

Long-term liabilities:
Other long term liabilities	911	871
Minority interest	18,208	19,832
Stockholders’ equity:
Common stock, $0.001 par value: 150,000 shares authorized; 14,015 and 13,850 shares issued and outstanding, respectively	14	14
Additional paid-in capital	76,907	74,121
Notes receivable from stockholders	(123)	(456)
Accumulated other comprehensive income (loss)	(319)	2,965
Retained earnings	11,905	10,088

Total stockholders’ equity	88,384	86,732

Total liabilities and stockholders’ equity	$140,513	$134,245

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	$29,721	$27,606	$61,043	$49,510
Cost of revenue	14,106	10,407	29,094	19,529
Amortization of intangible assets	420	287	743	337

Gross profit	15,195	16,912	31,206	29,644

Operating expenses:
Research and development	6,122	5,437	12,754	8,460
Sales and marketing	4,969	5,315	9,903	8,081
General and administrative	4,441	3,950	9,950	6,851
Acquired in-process research and development	—	2,574	—	2,574
Gain from disposal of asset	(2,078)	(1)	(2,006)	(1)

Total operating expenses	13,454	17,275	30,601	25,965

Income (loss) from operations	1,741	(363)	605	3,679

Other income (expense), net	1,156	(1,010)	3,621	(712)

Income (loss) before income taxes	2,897	(1,373)	4,226	2,967

Provision for income taxes	1,190	761	1,803	2,432

Minority interests	(976)	296	(607)	296

Net income (loss)	$731	$(1,838)	$1,816	$831

Net income (loss) per share:
Basic	$0.05	$(0.13)	$0.13	$0.06

Diluted	$0.05	$(0.13)	$0.12	$0.05

Number of shares used in net income (loss) per share calculation:
Basic	13,991	13,980	13,944	13,886

Diluted	14,995	13,980	14,985	15,406

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,816	$831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,873	1,407
Deferred taxes	—	38
Acquired in-process research and development	—	2,574
Minority interests in net (income) loss of subsidiary	607	(296)
Non cash investment loss	—	1,088
Stock-based compensation	1,936	67
Provision for doubtful accounts	(2)	129
(Gain) from disposal of assets held for sale	(2,006)	(1)
Non cash currency adjustment	(1,646)	—
Excess tax benefits from stock-based compensation	(383)	—
Other non cash items	(16)	(16)
Changes in assets and liabilities:
Accounts receivable	4,622	(5,655)
Prepaid expenses and other current assets	1,061	511
Other assets	214	(777)
Accounts payable	(31)	57
Deferred revenue	948	3,729
Accrued liabilities and income taxes payable	4,965	(305)

Net cash provided by operating activities	13,958	3,381

Cash flows from investing activities:
Purchases of property and equipment	(1,275)	(863)
Purchases of short-term investments	(93,074)	(13,708)
Proceeds from maturities of short-term investments	57,719	39,754
Acquisition of Ulead, net of cash acquired of $13.6 million	—	(22,744)
Acquisition of intangible assets	(2,913)	—
Proceeds from Ulead’s assets held for sale	21,181	—

Net cash provided by (used in) investing activities	(18,362)	2,439

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	467	2,706
Proceeds from repayment of notes receivable	338	235
Excess tax benefits from stock-based compensation	383	—
Payment for repurchased stock of subsidiary	(2,616)	(671)

Net cash provided by (used in) financing activities	(1,428)	2,270

Effect of change in exchange rates on cash	434	196

Net increase (decrease) in cash and cash equivalents	(5,398)	8,286

Cash and cash equivalents, beginning of period	31,169	27,410

Cash and cash equivalents, end of period	$25,771	$35,696

Supplementary disclosure:
Income tax payments, net of refunds	$1,849	$1,269

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company, including its controlling interest in Ulead Systems, Inc., has operations in the United States, Taiwan, Japan, China, India, Germany and the Philippines. A substantial portion of the Company’s revenue is derived from the sale of software licenses to original equipment manufacturers (OEMs), who install InterVideo software onto personal computers (“PC”) prior to delivery to customers. The Company also sells software through retail channels and directly to end users through its websites. In addition, the Company derives revenue from the license of its software to consumer electronics (“CE”) manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate the Company’s software into their own products for distribution.

NOTE 2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of InterVideo and its majority and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In addition, certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications had no impact on previously reported earnings or retained earnings.

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, and notes thereto, included in InterVideo’s 2005 Annual Report on Form 10-K.

During the first quarter of fiscal 2006, the Company adopted the provisions of and now accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—(as revised in 2004 — “SFAS No. 123R”), “Share-Based Payment,” as discussed in Note 3.

NOTE 3. USE OF ESTIMATES, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Condensed Consolidated Financial Statements in the period for which they are determined to be necessary. Management believes that the Company consistently applies these judgments and estimates, and such consistent application results in the fair presentation of the Company’s financial condition for all periods presented. Actual results could differ from such estimates.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. USE OF ESTIMATES, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Stock-based compensation

Effective January 1, 2006 InterVideo adopted SFAS No. 123R using the modified prospective method and therefore has not restated prior periods’ results. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on January 1, 2006. Under the fair value recognition provisions of SFAS No. 123R, the Company recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123R adoption, InterVideo accounted for share-based payments under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issues to Employees,” and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes is representative of future behavior. InterVideo’s computation of expected volatility is based on the historical data of the market closing price for its common stock as reported by the Nasdaq Stock Market under the symbol “IVII” and the expected term of our stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. InterVideo does not currently pay dividends and has no plans to do so in the future.

The assumptions used in calculating the fair value of stock-based awards represent InterVideo’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, InterVideo is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on its historical data from employee termination and option cancellations of the granted stock rewards issued. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period. See Note 5—”Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 in this Form 10-Q for additional information.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. Because the guidance was recently issued, we have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity. We are required to adopt FIN 48 beginning January 1, 2007.

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

(Unaudited)

NOTE 4. NET INCOME PER SHARE (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$731	$(1,838)	$1,816	$831

Denominator:
Basic:
Weighted average common shares outstanding	13,991	13,981	13,944	13,891
Less: weighted average shares subject to repurchase	—	(1)	—	(5)

Denominator for basic calculation	13,991	13,980	13,944	13,886

Net income (loss) per share – Basic	$0.05	$(0.13)	$0.13	$0.06

Diluted:
Weighted average common shares outstanding	13,991	13,980	13,944	13,886
Weighted average dilutive effect of convertible preferred stock	—	—	—	—
Weighted average dilutive effect of common stock options	1,004	—	1,041	1,520

Denominator for diluted calculation	14,995	13,980	14,985	15,406

Net income (loss) per share – Diluted	$0.05	$(0.13)	$0.12	$0.05

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Antidilutive options to purchase common shares	1,782	2,337	1,702	861

NOTE 5. STOCK-BASED COMPENSATION

2003 Stock Option Plan (the “Stock Plan”)

During 1998, the Company established the 1998 Stock Option Plan covering employees, consultants and directors of the Company. In connection with the Company’s initial public offering (“IPO”) in 2003, the Company adopted the 2003 Stock Option Plan. The Stock Plan authorized the Company to grant options totaling 216,000 shares of common stock plus (a) any shares that have been reserved but not issued under the 1998 Stock Option Plan as of the effective date of the IPO and (b) any shares returned to the 1998 Stock Option Plan on or after the effective date of the IPO as a result of termination of options. In addition, the Plan provides for annual increases in the number of shares available for issuance on the first day of each fiscal year, beginning with the fiscal year 2004, equal to the lesser of (i) 5% of the Company’s outstanding shares of common stock on the first day of the applicable fiscal year, (ii) 1,082,000 shares or (iii) another amount determined by the Board of Directors.

The Stock Plan provides for the granting of stock options to InterVideo’s employees, consultants and directors. Options granted under the Stock Plan may be either incentive stock options (ISOs) or nonstatutory stock options (NSOs). Options are generally granted at the market value of the common stock on the grant date. ISOs are granted to employees, generally vest over four years and expire in ten years. NSOs generally expire in ten years and vest over four years or over schedules as determined by the Board of Directors. Stock options granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company must be granted with exercise prices equal to at least 110% of the fair market value of the common stock on the day of grant and have a maximum term of five years from the date of grant.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. STOCK-BASED COMPENSATION (Continued)

2003 Employee Stock Purchase Plan (the “ESPP”)

The ESPP was initially adopted during 2002 and was amended in January 2003. The Company’s employees and employees of designated subsidiaries are eligible to participate in the ESPP if they are customarily employed for at least 20 hours per week and more than five months in any calendar year. The ESPP permits participants to purchase common stock through payroll deductions of up to 15% of their eligible compensation which includes a participant’s base salary, bonuses and commissions. A participant may purchase a maximum of 5,000 shares during a six month purchase period.

A total of 216,000 shares of common stock were made available-for-sale under the ESPP. In addition, the ESPP provides for annual increases in the number of shares available for issuance under the plan on the first day of each fiscal year, beginning with the fiscal year 2004, equal to the lesser of (i) 1.5% of the outstanding shares of InterVideo’s common stock on the first day of the applicable fiscal year, (ii) 216,000 shares or (iii) another amount determined by the Board of Directors.

The ESPP consisted of overlapping twenty-four-month offering periods with four six-month purchase periods in each offering period. Purchases are made twice a year, in the months of May and November. The ESPP permits participants to purchase common stock at 85% of the lower of the market value of common stock at the beginning of an offering period, or at the end of purchase period. If the market value of common stock on the purchase date is less than the value at the beginning of the offering period, participants will be withdrawn from the current offering period and automatically re-enrolled in the new offering for the following purchase period. Participants may end their participation at any time and will be refunded their payroll deduction to date.

On April 27, 2006, the Compensation Committee of the Board of Directors approved the amendment of the ESPP. As amended, the first offering period will commence on May 1, 2006 and continue through November 15, 2006. Thereafter, the offering periods will begin on the first trading day on or after May 15 and November 15 of each year and the purchase date will be six months from the offering begin date. The price of shares purchased will be the lower of the price at the offering begin date or the purchase date. In addition, under the amended plan, employees can elect to change the ESPP payroll contribution percentage at the inception of an offering period, but may withdraw from the purchase at any time.

The following table sets forth the summary of option activity under InterVideo’s stock option program for the three and six months ended June 30, 2006 (in thousands, except per share data):

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,991	$7.75
Granted	23	11.05
Exercised	(93)	1.48
Canceled or expired	(26)	13.67

Outstanding at March 31, 2006	2,895	$7.93

Granted	313	10.78
Exercised	(43)	1.98
Canceled or expired	(26)	12.56

Outstanding at June 30, 2006	3,139	$8.25

The intrinsic value of stock options outstanding, exercisable and exercised is calculated based on the difference between the weighted average of exercise price per share and the quoted market price per share of the Company’s common stock as of the close of the last trading day of the fiscal quarter. The total intrinsic value of options exercised for the three months ended June 30, 2006 was $330,000. The aggregate intrinsic value of options exercisable and options outstanding as of June 30, 2006 was $7.1 million and $4.7 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares. The market price per share as of June 30, 2006 was $9.77 as reported by the Nasdaq Stock Market under the symbol “IVII.”

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. STOCK-BASED COMPENSATION (Continued)

All vested options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of June 30, 2006 (in thousands, except number of years and per share amounts):

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.09	695	2.71	$0.09	695	$0.09
$0.46 to $6.10	462	4.18	3.90	462	3.90
$7.39 to $9.98	459	8.43	9.47	155	8.89
$10.04 to $11.12	460	9.51	10.74	48	10.70
$11.34 to $13.80	299	8.17	12.49	162	12.46
$14.17	627	7.59	14.17	358	14.17
$14.57 to $16.99	137	7.51	15.60	62	16.32

Total	3,139	6.46	$8.25	1,942	$6.11

As of June 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $4.2 million which is expected to be recognized over the remaining vesting period of 1.45 years. Compensation costs for all stock-based awards granted on or prior to January 1, 2006 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based awards granted subsequent to January 1, 2006 will be recognized using the straight-line method.

Total recognized tax benefit related to stock-based compensation expense was $132,000 and $292,000 for the three and six months ended June 30, 2006 and 2005. The following table summarizes the impact of SFAS No. 123R adoption on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 (in thousands):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Research and development	$436	$892
Sales and marketing	141	304
General and administrative	358	738
Technical support	1	2

Total stock-based compensation expenses	$936	$1,936

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net loss for the three and six months ended June 30, 2006 was lowered by $936,000 and $1,936,000, respectively, than if it had continued to account for share-based compensation under APB No. 25.

Prior to the adoption of SFAS No. 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense for grants of employee stock options had been recognized in our results of operations in the prior period, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with the modified prospective transition method that we used in adopting SFAS No. 123R, our Consolidated Statements of Operations prior to fiscal year 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123R.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. STOCK-BASED COMPENSATION (Continued)

The table below reflects net income and net income per share, and pro forma information for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$(1,838)	$831
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	27	67
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(1,179)	(2,385)

Net loss, after effect of stock-based compensation for employees	$(2,990)	$(1,487)

Net income (loss) per share:
Basic - as reported	$(0.13)	$0.06

Basic - pro forma, after effect of stock-based compensation for employees	$(0.21)	$(0.11)
Diluted - as reported	$(0.13)	$0.05
Diluted - pro forma, after effect of stock-based compensation for employees	$(0.21)	$(0.11)

The weighted average fair value of options granted to employees for the three and six months ended June 30, 2006 and 2005 is summarized in the following table, and was estimated with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average fair value of options granted to employees	$4.96	$7.61	$4.96	$8.07

Black-Scholes model assumptions:
Risk-free interest rate	4.97%	3.61%	4.48-4.97%	3.34-3.61%
Expected term of the option	4.9 years	4 years	4.9 years	4 years
Dividend yield	0%	0%	0%	0%
Volatility	44%	80.0%	44-45%	80.0%

The Company estimates the volatility of its common stock by using historical volatility and the volatilities of five other publicly-traded companies in similar industries to project future trends. Management has determined that a blended volatility considering other publicly-traded companies with longer trading history as well as in similar industries is more reflective of market conditions and a better indicator of expected volatility than using purely historical volatility. Prior to fiscal year 2006, InterVideo based the volatility assumption solely on the volatility of other companies in the same industry. The comparative company group may change from year to year due to acquisitions, mergers and other significant events. The Company will continue to monitor relevant factors used to measure expected volatility for future option grants on a quarterly basis.

The risk-free interest rates are derived from schedules published by the U.S. Federal Reserve appropriate for the term of our stock options.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The Company derived the expected term assumption based on our historical settlement experience, while giving consideration to options that have life cycles less than the contractual terms and vesting schedules in accordance with guidance in SFAS No. 123R and SAB 107. In prior periods, the Company estimated that the vesting term approximated the expected term.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. STOCK-BASED COMPENSATION (Continued)

The first ESPP offering period began in July 2003 and ended in April 2004. The weighted average fair value of each common stock purchase right was $2.93 and none for the three and six months ended June 30, 2006, estimated on the beginning of the offering period using the Black-Scholes-Merton option pricing model with the following assumptions (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average fair value of purchased option (per share)	$2.93	$4.84	$2.93	$4.84

Black-Scholes model assumptions:
Risk-free interest rate	4.98%	3.34%	4.98%	3.34%
Expected term	0.54 years	1.25 years	0.54 years	1.25 years
Dividend yield	0%	0%	0%	0%
Volatility	44%	76.0%	44%	76.0%

The stock-based compensation expense recognized in the Company’s results for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest. The Company estimate forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from their estimates. The forfeiture analysis study produced an annual forfeiture assumption of 12%. Prior to fiscal year 2006, the Company accounted for forfeitures when they occurred.

NOTE 6. OTHER INCOME (EXPENSE), NET

Other income (expense), net consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Interest income	$539	$236	$839	$547
Investment gain (loss)	326	(899)	692	(986)
Foreign currency translation gain (loss)	105	(364)	1,690	(329)
Other	186	17	400	56

Other income (expense), net	$1,156	$(1,010)	$3,621	$(712)

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

For the period ended June 30, 2006, the Company calculated its projected effective tax rate for the year ending December 31, 2006 to be 45%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes and tax effect of stock-based compensation expense resulted from the adoption of SFAS No. 123R.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The components of comprehensive income were as follows (in thousands):

	Unrealized Gain in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance as of December 31, 2005	$328	$2,637	$2,965
Net change during the three month period	56	(2,441)	(2,385)
Balance as of March 31, 2006	$384	$196	$580
Net change during the three month period	(197)	(702)	(899)

Balance as of June 30, 2006	$187	$(506)	$(319)

NOTE 9. BALANCE SHEET COMPONENTS

Short-term investments

Short-term investments consist of (in thousands):

	As of June 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. government debt securities	$2,001	$—	$(26)	$1,975
State and municipal notes/bonds	9,272	—	(40)	9,232
Auction rate securities	29,750	—	—	29,750
Mutual fund securities	36,570	4	(56)	36,518
Corporate securities	534	1,104	—	1,638

Total short-term investments	$78,127	$1,108	$(122)	$79,113

	As of December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. government debt securities	$4,001	$—	$(20)	$3,981
State and municipal notes/bonds	5,829	—	(16)	5,813
Auction rate securities	16,850	—	—	16,850
Mutual fund securities	15,549	29	—	15,578
Corporate securities	508	1,258	—	1,766

Total short-term investments	$42,737	$1,287	$(36)	$43,988

The available-for-sale securities at June 30, 2006 have contractual maturities ranging from 2006 to 2008.

Sale of assets

In June 2006, Ulead entered into an agreement to sell its interest in land and building with a book value of $19.6 million. The fair value of the land and building was $21.9 million. After deducting selling and related currency translation adjustments, the net realized gain on the disposal of land and building was $2.1 million.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. BALANCE SHEET COMPONENTS (Continued)

Purchase of intangible assets

On May 9, 2006, Ulead Systems, Inc. acquired the JAVA/WAP patent and software technology, and customer service contracts from Institute for Information Industry (“III”) for $2.9 million in cash, including $15,000 of refundable operational fee consideration. The appraised value of the JAVA/WAP patents, software technology, customer service contracts, and R&D tangible assets was approximately $2.9 million. Under the terms of the agreement, the Company owns the licensing rights to use the patent and software.

In accordance with SFAS No. 141 the total purchase price was allocated to intangible assets based upon their estimated fair values as of the date of acquisition. The following represents the allocation of the purchase price to the acquired net assets of III (in thousands) and the associated estimated useful lives:

	Amount	Estimated Useful Life
Patent and software	$2,492	72 mos.
Customer contracts	282	7 mos.
VAT	139	N/A

Total purchase price	$2,913

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Purchased development technology	$6,172	$3,839
Customer contracts and related relationships	2,483	2,043
Trade name	2,145	2,145
Less: Accumulated amortization	(1,639)	(897)

Total other purchased intangible assets	$9,161	$7,130

Other identifiable intangible assets, including purchased developed technology, customer base and trademarks are being amortized over their useful lives of five to six years; customer contracts and related relationships are being amortized over their estimated useful lives of seven months to eight years; and the trade name is being amortized over its estimated useful life of six years.

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Payroll and related benefits	$3,352	$4,125
Royalties	16,254	7,967
Legal, audit and other consulting fees	1,034	2,330
Value-added tax, sales and other withholding tax	1,624	1,245
Accrued reserve for sales returns	965	1,094
Other	2,716	2,326

Total accrued liabilities	$25,945	$19,087

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of revenue by sales channel and geographic region (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues by Sales Channel:
OEMs	$21,874	$19,046	$46,671	$37,770
Web sales and retail	7,847	8,560	14,372	11,740

Total revenue	$29,721	$27,606	$61,043	$49,510

Revenues by Geographic Region:
United States	$14,039	$11,837	$30,928	$24,678
Europe	2,529	3,026	4,938	4,867
Asia:
Japan	9,590	11,180	18,956	17,482
Other Asia	3,563	1,563	6,221	2,483

Total revenue	$29,721	$27,606	$61,043	$49,510

Revenues by Products:
WinDVD	$10,664	$12,500	$24,094	$26,293
VideoStudio	3,192	3,282	4,883	3,282
Royalty	4,792	—	8,901	—
Other products	11,073	11,824	23,165	19,935

Total revenue	$29,721	$27,606	$61,043	$49,510

The following individual customers accounted for greater than 10% of revenue in any of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue from:
HP	18%	24%	22%	29%
Microsoft	16%	—%	15%	—%
Toshiba	11%	9%	12%	10%
Softbank Commerce	7%	11%	5%	6%

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were:

	June 30, 2006	December 31, 2005
Account receivable from:
Microsoft	—%	29%
Softbank Commerce	11%	9%

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

The following is a summary of tangible long-lived assets by geographic region (in thousands):

	June 30, 2006	December 31, 2005
Tangible long-lived assets:
United States	$1,079	$945
Europe	91	16
Asia:
India	45	18
Japan	350	377
China	529	453
Taiwan	1,514	1,605

Total tangible long-lived assets	$3,608	$3,414

NOTE 11. CONTINGENCIES

In the normal course of business, the Company is periodically involved in various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. Management is unable to predict with certainty whether or not the Company will ultimately be successful in any of these legal matters, or if not, what the impact might be. InterVideo’s license may contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, claims under such indemnification provisions have not been significant.

NOTE 12. SUBSEQUENT EVENTS

On July 5, 2006, InterVideo Digital Technology Corp., a wholly-owned subsidiary of InterVideo, Inc. (“InterVideo”), entered into a merger agreement with Ulead Systems, Inc (“Ulead”). InterVideo currently owns 48,817,395 shares of Ulead, or approximately 67% of the issued shares of Ulead. Pursuant to the merger agreement, InterVideo Digital Technology Corp. will purchase the remaining shares of Ulead for NT$30 (approximately U.S. $0.93) per share. Upon completion of the merger, InterVideo will assume 100% of all assets and liabilities of Ulead. The merger is subject to approval by the shareholders of Ulead and regulatory approvals.

INTERVIDEO, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” under Part II, Item 1A. and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) the impact on our business, operations and financial conditions of the pending merger with and continued integration of our majority owned subsidiary, Ulead Systems, Inc., (2) research and development expenses, (3) sales and marketing expenses, (4) other operating and capital expenditures, (5) anticipated growth of operations, personnel and infrastructure and acceleration of product innovation, (6) gross profit, (7) the sufficiency of our capital resources, (8) revenue trends and future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (14) product sales and prices, (15) disclosure and internal controls, (16) settlement of intellectual property claims, (17) stock-based compensation expenses, (18) general and administrative expenses, (19) the utility of certain products, (20) certain customer concentration trends and changes in the composition of our customer mix, (21) the revenue growth expected to result from our agreements with Microsoft, Inc. (22) Sarbanes-Oxley compliance costs, and (23) higher legal costs associated with enforcement of our intellectual property rights. The Company disclaims any obligation to update information in any forward-looking statement.

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

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a substantial portion of our revenue. We derived 36% and 39% of our revenue for the three and six months ended June 30, 2006 from sales of our WinDVD product, primarily to PC OEMs, as compared to 45% and 53% of our revenue for the same periods ended June 30, 2005. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial portion of our revenue. However, in the future, we expect to derive an increasing percentage of our revenue from sales of other products, including royalties related to Microsoft Xbox sales, WinDVD Creator, InterVideo InstantON, InterVideo Home Theater, InterVideo DVD Copy, MediaOne and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, products sold through our retail and web-based sales channels as well as Ulead product offerings including DVD MovieFactory, VideoStudio and PhotoImpact.

INTERVIDEO, INC.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Hewlett-Packard, Toshiba, Microsoft, NEC, Fujitsu, Fujitsu Siemens, Sony and IBM/Lenovo. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the three months ended June 30, 2006, our three largest customers accounted for 45% of our revenue, with Hewlett-Packard accounting for 18%, Microsoft accounting for 16% and Toshiba accounting for 11% of our revenue. For the six months ended June 30, 2006, our three largest customers accounted for 49% of our revenue, with Hewlett-Packard accounting for 22%, Microsoft accounting for 15% and Toshiba accounting for 12% of our revenue. Our revenue from HP has declined beginning in the fourth quarter of 2005 and into 2006 because we have been informed by HP that they will not incorporate certain of our products into certain future HP notebook models. A significant decrease in revenue from HP, or the loss of any of our large customers without an offsetting increase in sales of from other customers including HP, would reduce our revenue and gross profit and otherwise harm our business. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future, although the identity of those customers may change from period to period. Because there are only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased unit sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may decline or grow at a slower rate than in prior periods.

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

Users may also purchase products through our websites and retail channels. During the three and six months ended June 30, 2006, we derived 26% and 24% of our revenue from web and retail sales as compared to 31% and 24% of our revenue for the same periods ended June 30, 2005. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing programs. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 53% and 49% of our revenue for the three and six months ended June 30, 2006 as compared to 57% and 50% of our revenue for the same periods ended June 30, 2005. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. In the future, an increasing portion of our international revenue may be denominated in foreign currencies and we may use derivative instruments to hedge foreign exchange risk.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because we generally recognize revenue associated with the sale of our products to our OEMs’ customers in the month or quarter following the sales of our products to these OEMs’ customers, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of that year. While the acquisition of a controlling interest in Ulead and the anticipated 100% ownership of Ulead has and will continue to impact this trend because a substantial portion of Ulead revenues are derived from web and retail sales which are typically recognized in the period in which they occur and, thus, generally experience more sales during the year-end holiday season, we do not expect Ulead’s seasonality to materially change the overall seasonality of our consolidated results.

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

Determining whether or not some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Typically, under the terms of our license agreements with our OEM customers, they are entitled only to unspecified upgrades on a when and if available basis, prior to sale into the OEM’s sales channel partners or prior to being sold through to the OEM’s end customers. Under the terms of our revenue recognition policy, we recognize revenue based on evidence of products sold by the OEMs to end customers or to the OEM’s sales channel partners. We do not typically provide upgrades or post contract support (“PCS”) to the OEMs’ customers or sales channel partners and, thus do not defer revenue on these arrangements. Under certain agreements where the OEM is granted PCS for a period greater than one year, including unspecified upgrades, revenue is recognized ratably over the contractual PCS period.

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

INTERVIDEO, INC.

We sell our products to retailers and distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor does not take ownership of the product at the point in time when we ship product to the distributor. When the distributor sells the consignment-based product to a retailer or an end customer, ownership of the product is transferred from us to the retailer or end customer. The distributor reports those sales to us and we invoice the distributor. For non-consignment product shipments:

•	the distributor takes ownership of the product at the point in time when we ship the product to the distributor and we invoice the distributor upon such shipment. Since we do not have contractually obligated minimum orders or payment terms with our distributors under such arrangements, we do not recognize revenue for retail product distribution and sales prior to invoicing.

•	certain distributors and retailers of our InterVideo products, primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users, net of returns and less any required rebates.

•	other distributors and retailers of our InterVideo products have limited rights to return products up to six months following the purchase. We generally recognize revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers.

•	certain distributors and retailers of Ulead products, primarily in Japan, have unlimited rights of return. Revenue from these customers is recognized upon delivery of the product to the distributor or reseller, net of allowance for returns which is based on Ulead’s historical product return rates.

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

Stock-based compensation

On December 16, 2004, the Financial Accounting Standard Board (“FASB”) issued Statement No. 123 (revised 2004) (“SFAS No. 123R”), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires companies to expense the fair value of employee stock options and similar awards, including purchases made under an Employee Stock Purchase Plan. SFAS No. 123R applies to all outstanding and unvested share-based payment awards at adoption. On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 providing supplemental implementation guidance for SFAS No. 123R. We adopted the provisions of, and accounted for stock-based compensation in accordance with, SFAS No. 123R during the first quarter of fiscal 2006. We have applied the provisions of SAB 107 in our adoption of SFAS No. 123R.

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

INTERVIDEO, INC.

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

Results of Operations – Comparison of the three and six months ended June 30, 2006 and 2005

Revenue, Cost of Revenue and Gross Profit

(In thousands, except percentages)	Three months ended June 30,		Change amount	Six months ended June 30,		Change amount
	2006	2005		2006	2005
Total revenue	$29,721	$27,606	$2,115	$61,043	$49,510	$11,533
Cost of revenue	14,526	10,694	3,832	29,837	19,866	9,971
Gross profit	15,195	16,912	(1,717)	31,206	29,644	1,562
As percent of total revenue	51%	61%	(10)%	51%	60%	5%

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

Revenue increased 8% to $29.7 million for the three months ended June 30, 2006 from $27.6 million for the three months ended June 30, 2005. OEM product sales increased 15% to $21.9 million for the three months ended June 30, 2006 from $19.0 million for the three months ended June 30, 2005 and accounted for approximately 74% of total revenue for the three months ended June 30, 2006 as compared to 69% for the three months ended June 30, 2005. Web and retail sales decreased 8% to $7.8 million for the three months ended June 30, 2006 from $8.6 million for the three months ended June 30, 2005. We derived a substantial portion of our revenue from a small number of customers. For the three months ended June 30, 2006, our three largest customers accounted for 45% of our revenue, with Hewlett-Packard accounting for 18%, Microsoft accounting for 16% and Toshiba accounting for 11% of our revenue. For the three months ended June 30, 2005, three largest customers accounted for 44% of our revenue with Hewlett-Packard accounting for 24%, Softbank Commerce accounting for 11% of our revenue and Toshiba accounting for 9% of our revenue. Sales outside the United States accounted for 53% of our revenue for the three months ended June 30, 2006 and 57% of our revenue for the three months ended June 30, 2005. The growth in revenue for the three months ended June 30, 2006 over the same period in the prior year reflects increased revenue from our non-WinDVD product sales including royalty revenue from Microsoft of $4.8 million or 16% of our revenue and Ulead’s VideoStudio product revenue of $3.2 million or 11% of our revenue. These increases were offset by a decrease in WinDVD of 15% mainly due to lower average selling prices of 7% as compared to the three month period ended June 30, 2005 and an overall decrease in Ulead’s non-VideoStudio product revenue of $1.5 million from the year ago period. During the three month period ended June 30, 2006, sales outside the United States decreased by 1% to $15.7 million as compared to $15.8 million in the same period last year.

INTERVIDEO, INC.

For the six months ended June 30, 2006 revenue increased 23% to $61.0 million as compared to $49.5 million for the six months ended June 30, 2005. The amounts for the six months ended June 30, 2005 include Ulead revenue from the date of our acquiring a controlling interest in Ulead which accounts for 32% or $3.7 million of the overall increase in revenue largely from increases in web and retails sales. The increase was also partly attributable to our OEM product sales, which increased 24% to $46.7 million for the six months ended June 30, 2005 from $37.8 million for the six months ended June 30, 2005. OEM product sales accounted for approximately 76% of total revenue for both the six months ended June 30, 2006 and June 30, 2005. Web and retail sales increased 22% to $14.4 million for the six months ended June 30, 2005 from $11.7 million for the six months ended June 30, 2005. The overall revenue increase for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 reflects 59% growth in our non-WinDVD product sales, which includes royalty revenue from Microsoft of $8.9 million or 15% of our revenue and Ulead core products, including PhotoImpact, VideoStudio, and DVD Factory, which accounted for 15% of our revenue. These increases were offset by a decrease in WinDVD revenue of 8% mainly due to lower average selling prices of 9% as compared with the six month period ended June 30, 2005. We derived a substantial portion of our revenue from a small number of customers. For the six months ended June 30, 2006, our three largest customers accounted for 49% of our revenue, with Hewlett-Packard accounting for 22% of our revenue, Microsoft accounting for 15% of our revenue and Toshiba accounting for 12% of our revenue. For the six months ended June 30, 2005, our two largest customers accounted for 39% of our revenue, with Hewlett-Packard accounting for 29% of our revenue and Toshiba accounting for 10% of our revenue. Our revenue from HP began to decline beginning in the fourth quarter of 2005 and continuing into 2006 because of HP’s decision not to incorporate certain of our products into certain HP notebook models. A significant decrease in revenue from HP, or the loss of any of our large customers without an increase in sales from other customers, would reduce our revenue and gross profit and otherwise harm our business. Sales outside the United States accounted for 49% of our revenue for the six months ended June 30, 2006 and 50% of our revenue for the six months ended June 30, 2005.

Cost of revenue increased in absolute dollars by $3.8 million to $14.5 million for the three months ended June 30, 2006 from $10.7 million for the three months ended June 30, 2005. This increase was largely the result of costs associated with the Microsoft revenue, other direct cost of $144,000 and overall increased sales of our royalty bearing products as well as a $133,000 increase in amortization of purchased intangible assets largely resulting from Ulead’s acquisition of Institute for Information Industry.

Cost of revenue increased in absolute dollars by $10.0 million to $29.8 for the six months ended June 30, 2006 from $19.8 million for the six months ended June 30, 2005. This increase was largely the result of costs associated with the Microsoft revenue, other direct cost of $144,000 and overall increased sales of our royalty bearing products as well as a $406,000 increase in amortization of purchased intangible assets resulting from the acquisition of a majority interest in Ulead during the second quarter of 2005 as well as Ulead’s acquisition of Institute for Information Industry during the second quarter of 2006.

Gross profit as a percentage of revenue decreased to 51% for the three months ended June 30, 2006 from 61% for the three months ended June 30, 2005. The decrease is primarily attributable to the Microsoft royalty revenue and certain Hewlett-Packard revenues which are sold at cost and decreased average selling prices of our royalty bearing products without a corresponding decrease in per unit costs of licensed royalties. The decrease in gross profit in absolute dollars was primarily due to the aforementioned sales at cost in the three months ended June 30, 2006.

For the six months ended June 30, 2006, gross profits were $31.2 million or 51% of revenue as compared with $29.6 million or 60% of revenue for the six months ended June 30, 2005. the decrease is primarily attributable to the Microsoft royalty revenue and certain Hewlett-Packard revenues which are sold at cost and decreased average selling prices of our royalty bearing products without a corresponding decrease in per unit costs of licensed royalties. The decrease in gross profit in absolute dollars was primarily due to the aforementioned sales at cost in the three months ended June 30, 2006. While we expect that the shift in our product mix toward higher margin products will have a favorable impact on gross profit, we also expect our gross profit to be adversely impacted by continued price erosion in our WinDVD product sales to our OEM customers and the aforementioned costs related to expected increases in Microsoft revenue.

INTERVIDEO, INC.

Research and development expenses

(In thousands, except percentages)	Three months ended June 30,		Change amount	Six months ended June 30,		Change amount
	2006	2005		2006	2005
Research and development expenses	$6,122	$5,437	$685	$12,754	$8,460	$4,294
As percent of total revenue	21%	20%	13%	21%	17%	51%

Research and development (“R&D”) expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and product evaluation and testing costs.

R&D expenses increased $685,000, or 13%, to $6.1 million for the three months ended June 30, 2006 from $5.4 million for the three months ended June 30, 2005. This increase was due to a $427,000 increase in stock-based compensation expense resulting from the adoption of SFAS No. 123R, an increase in payroll and payroll related expenses of $424,000 due to increased research and development headcount in our Asian facilities and increases in travel and entertainment costs and facilities expenses totaling $181,000. These increases were offset primarily by a decrease in overall Ulead expenses totaling $279,000 largely as a result of reduction in force actions taken during the second half of fiscal year 2005.

For the six months ended June 30, 2006, research and development expenses were $12.8 million or 21% of revenue as compared with $8.5 million for the six months ended June 30, 2005. In addition to the increase in research and development expenses of $2.1 million attributable to the Ulead acquisition, the increase also reflects increases in payroll and payroll related expenses of $1.0 million due to increased research and development headcount in our Asian facilities, a $869,000 increase in stock-based compensation expense resulting from the adoption of SFAS No. 123R, an increase of $133,000 of facilities and related costs mainly due to expanded operations in Asia and an increase in travel expenses of $263,000.

We believe that a significant level of R&D expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars in the future as we integrate and expand engineering resources and aggressively focus on product development.

Sales and marketing expenses

(In thousands, except percentages)	Three months ended June 30,		Change amount	Six months ended June 30,		Change amount
	2006	2005		2006	2005
Sales and marketing expenses	$4, 969	$5,315	$(346)	$9,903	$8,081	$1,822
As percent of total revenue	17%	19%	(7)%	16%	16%	23%

Sales and marketing (“S&M”) expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts.

S&M expenses decreased $346,000, or 7%, to $5.0 million for the three months ended June 30, 2006 from $5.3 million for the three months ended June 30, 2005. This decrease was due primarily to a $535,000 decrease in Ulead related expenses largely as a result of reduction in force actions taken during the second half of fiscal year 2005, $151,000 in lower commissions as a result of utilizing fewer outside sales representatives during the second quarter of 2006 and also a decrease of $113,000 in outside consultants. These decreases are partially offset by an increase in compensation and related benefits of $156,000 and other operating expenses of $111,000. Additionally, we incurred an increase of $130,000 in stock-based compensation expense as a result of adopting SFAS No. 123R.

For the six months ended June 30, 2006, sales and marketing expenses were $9.9 million or 23% of revenue as compared to $8.1 million for the six months ended June 30, 2005. This increase was primarily due to an increase of $1.7 million in Ulead related expenses, a $148,000 increase in payroll and payroll related expenses, a $113,000 increase in travel and entertainment expenses and an increase in other operating expenses of $231,000 largely due to VAT consumption tax charges and membership fees. These increases were offset by decreases in outside consulting fees of $128,000, commissions paid to outside sales representatives of $353,000 and telephone and communication charges of $141,000. Additionally, we incurred an increase of $280,000 in stock-based compensation expense as a result of adopting SFAS No. 123R.

INTERVIDEO, INC.

We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect S&M expenses to increase in absolute dollars as we seek to further expand our international sales network and continue to establish our retail presence.

General and administrative expenses

(In thousands, except percentages)	Three months ended June 30,		Change amount	Six months ended June 30,		Change amount
	2006	2005		2006	2005
General and administrative expenses	$4,441	$3,950	$491	$9,950	$6,851	$3,099
As percent of total revenue	15%	14%	12%	16%	14%	45%

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees.

General and administrative expenses increased 491,000, or 12%, to $4.4 million for the three months ended June 30, 2006 from $3.9 million for the three months ended June 30, 2005. The overall change is attributable to increases of $350,000 in stock-based compensation expense resulting from the adoption of SFAS No. 123R, $214,000 in payroll and payroll related expenses due to increased general and administrative headcount for the purpose of supporting expanded operational activities and $271,000 in other operating expenses offset by a decrease of $344,000 in Ulead related expenses primarily resulting from reduction in force activities that occurred in the second half of fiscal year 2005.

For the six months ended June 30, 2006, general and administrative expenses were $10 million or 16% of revenue as compared to $6.9 million for the six months ended June 30, 2005. Reflected in the change from the prior year period are increases of $718,000 in stock-based compensation expense resulting from the adoption of SFAS No. 123R, $1.1 million in overall audit and consulting fees primarily related to Sarbanes-Oxley compliance and legal fees primarily related to patent infringement litigation, $425,000 in payroll and payroll related expenses due to increased general and administrative headcount for the purpose of supporting expanded general and administrative activities and $252,000 in telecommunications and other charges. Also included in this change are increases in Ulead’s general and administrative expenses of $602,000 because of a full six months of activities being accounted for in 2006 as opposed to only activities since the date of acquisition included in the 2005 amounts offset somewhat by the aforementioned reduction in force activities of 2005.

We expect general and administrative expenses to increase in absolute dollars as we continue to build infrastructure to support our anticipated growth and global operations and as we incur increased legal expenses to defend and protect our intellectual property position.

In-process research and development

(In thousands, except percentages)	Three months ended June 30,		Change amount	Six months ended June 30,		Change amount
	2006	2005		2006	2005
In-process research and development	$—	$2,574	N/A	$—	$2,574	N/A
Percentage of total revenue	—%	9%	N/A	—%	6%	N/A

During the three and six month periods ended June 30, 2005, a $2.6 million charge to operating expenses was incurred in connection with the Ulead acquisition because we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed.

Gain from disposal of asset

(In thousands, except percentages)	Three months ended June 30,		Change amount	Six months ended June 30,		Change amount
	2006	2005		2006	2005
Gain from asset disposal	$(2,078)	$(1)	$(2,077)	$(2,006)	$(1)	$(2,005)
As percent of total revenue	(7)%	—%	N/A	(3)%	—%	N/A

In June 2006, Ulead entered into an agreement to sell its interest in land and building with a book value of $19.6 million. A gain of $2.1 million was recognized from these assets held for sale.

INTERVIDEO, INC.

Other income (expense), net

(In thousands, except percentages)	Three months ended June 30,		Change amount	Six months ended June 30,		Change amount
	2006	2005		2006	2005
Other income (expense), net	$1,156	$(1,010)	$2,166	$3,621	$(712)	$4,333
As percent of total revenue	4%	(4)%	(114)%	6%	(1)%	(509)%

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, rental income, foreign currency translation gains and losses and realized gains and losses on investments offset by other expenses.

Other income, net increased $2.2 million to $1.2 million for the three months ended June 30, 2006 from a negative $1.0 million for the three months ended June 30, 2005. The increase in the second quarter of 2006 is attributable primarily to a $469,000 increase in realized foreign currency translation gain, a $363,000 increase in gain on disposal of the short-term investments from Ulead, a $863,000 increase in gain from long-term investments and other increases of $477,000.

Other income (expense), net increased $4.3 million to $3.6 million for the six months ended June 30, 2006 from ($1.0) million for the six months ended June 30, 2005. The increase in the second quarter of 2006 is attributable primarily to a $2.0 million increase in realized foreign currency translation gain, a $710,000 increase in gain on disposal of the short-term investments from Ulead, a $967,000 increase in gain from long-term investments, a $103,000 increase in rental income derived from Ulead subleases and other increases of $535,000.

Provision for income taxes

(In thousands, except percentages)	Three months ended June 30,		Change amount	Six months ended June 30,		Change amount
	2006	2005		2006	2005
Provision for income taxes	$1,190	$761	$429	$1,803	$2,432	$(629)
As percent of total revenue	4%	3%	56%	3%	5%	(26)%

The provision for income taxes (“income taxes”) increased $429,000, to $1.2 million for the three months ended June 30, 2006 from $761,000 for the three months ended June 30, 2005. We recorded a provision for income taxes of $1.8 million for the six months ended June 30, 2006 as compared to $2.4 million for the six months ended June 30, 2005. The increase in income taxes is primarily attributable to an increase in taxable net income for the three months ended June 30, 2006. Our effective tax rate for the three months ended June 30, 2006 was approximately 41%. This rate differs from the statutory federal rate primarily due to state taxes, net of federal benefit and differences between federal and foreign tax rates as well as the tax impact resulting from the adoption of SFAS No. 123R.

INTERVIDEO, INC.

Liquidity and Capital Resources

During the six months ended June 30, 2006, cash, cash equivalents and short-term investments increased by $29.7 million to $104.9 million, representing 75% of our total assets. Our cash, cash equivalents and short-term investments totaled $75.2 million at December 31, 2005 and represented 56% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of United States treasury, state and municipal notes/bonds, corporate bonds and auction rate securities.

Net cash provided by operating activities was $14.0 million for the six months ended June 30, 2006. Net income of $1.8 million was adjusted for non-cash charges for gain on the disposal of held for sale assets of $2.0 million, realized foreign currency translation gains of $1.6 million, depreciation and amortization of $1.9 million, stock-based compensation of $2.0 million, excess tax benefits from stock-based compensation of $383,000 and minority interests in income of subsidiary of $607,000. Additionally, cash provided from operating activities was impacted by decreases in accounts receivable of $4.6 million, prepaid expenses and other current assets of $1.1 million and other assets of $214,000 and increases in accrued liabilities and income taxes payable of $5.0 million and deferred revenue of $948,000. The decrease in accounts receivable is primarily due to the collection of a Microsoft invoices that were outstanding at the end of the 2005. The increase in deferred revenue is due to increased Ulead sales activity with the revenue deferred because of specified upgrades and PCS. The increase in accrued liabilities and taxes payable is primarily due to the increase in product cost liability associated with Microsoft revenue and MPEG’s royalty fees.

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

Net cash used in investing activities was $18.4 million for the six months ended June 30, 2006 including $21.2 million cash received from the sale of land and the building at Ulead previously reported as held for sale assets offset by cash used for Ulead’s purchase of the JAVA/WAP patent and software technology, and customer service contracts from Institute for Information Industry of $2.9 million, purchases property and equipment of $1.3 million and maturities of short-term investments, net of purchases, of $35.4 million.

Net cash provided by investing activities was $2.4 million for the six months ended June 30, 2005 primarily due to proceeds from the sale and maturities of short-term investments in the amount of $39.8 million which included $32.0 million related to the Ulead acquisition in addition to normal investment activities. This amount was offset by the use of $22.7 million, net of $13.6 million in cash acquired, to execute the Ulead tender offer. Additionally, we used $13.7 million in the purchase of short-term investments and $863,000 for the purchase of property and equipment.

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2006 consisting of $2.6 million used for the repurchase of treasury stock by Ulead, offset by proceeds from the issuance of common stock under our stock option plans and repayments of notes receivable of $805,000 and the excess tax benefits from stock-based compensation of $383,000.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. We used a total of $42.8 million to acquire a controlling interest in Ulead, including $32.6 million in April 2005 and, subject to shareholder approval, we intend to spend additional cash to acquire the remaining shares of Ulead for NT $30 (approximately US $0.93) per share as per the previously announced merger agreement between InterVideo Digital Technology Corp., a wholly-owned subsidiary of InterVideo, Inc. (“InterVideo”) and Ulead Systems, Inc. We also may continue to spend more cash to fund other acquisition activities. To the extent that our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we will need to raise additional funds. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. If we raise funds through an equity financing, it may have a dilutive effect on our existing stockholders. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us. In addition, although we have no present understandings, commitments or agreements with respect to any acquisitions of other businesses, services, products or technologies, we may from time to time evaluate potential acquisitions. These acquisitions may increase our capital requirements and reduce shareholders’ percentage ownership in us.

Commitments

Our principal commitment as of June 30, 2006 consists of obligations under operating leases which have not changed materially from our Annual Report on Form 10-K for fiscal year 2005.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2005, we believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2006.

INTERVIDEO, INC.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of the last completed fiscal year, we are not required to include in our management’s report on internal control over financial reporting an evaluation of the internal control over financial reporting of Ulead Systems Inc. (“Ulead”), which we acquired on April 20, 2005. As such, we have excluded from our evaluation the internal control over financial reporting of Ulead, however, management noted a material weakness in obtaining from Ulead timely and accurate financial results based on U.S. Generally-Accepted Accounting Principles. The corrective actions that were put into place in order to remediate the identified material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that existed as of December 31, 2005, have not been in operation a sufficient amount of time to determine whether such controls are operating effectively. Based upon this, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

The material weaknesses in our internal control over financial reporting that were identified at December 31, 2005 and are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 are related to:

•	Our incorrect application of Statement of Financial Accounting Standards No. 141, “Business Combinations” resulting from the acquisition of a majority interest in Ulead Systems, Inc. The financial statements incorrectly included amortization of intangible assets attributable to the minority interest holders. Due to this error, on March 10, 2006, we restated the Company’s consolidated financial statements for the periods ended June 30, 2005, and September 30, 2005.

•	Inadequate controls and oversight of the Ulead financial reporting process to facilitate obtaining timely and accurate financial results based on U.S. generally-accepted accounting principles. As a result of this deficiency, there is more than a remote likelihood that a material misstatement of the financial statements that is more than inconsequential will not be prevented or detected on a timely basis by employees in the normal cause of their work.

A material weakness (within the meaning of PCAOB Auditing Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that results in more than a remote likelihood that a material misstatement in financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

b) Changes in Internal Control over Financial Reporting

During the second quarter of 2006, we have taken the following actions to remediate the material weaknesses described above:

•	We have engaged outside consultants to provide additional expertise in the financial reporting area.

•	We are continuing to re-assess our current expertise and staffing needs to ensure we have adequate staffing in key areas of the Ulead reporting process and in the event complex transactions such as the ones described herein arise in the future.

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

INTERVIDEO, INC.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 15, 2005, InterVideo Digital Technology Corporation, a subsidiary of InterVideo, filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Dell Inc. for infringement of U.S. Patent No. 6,765,788 (“the ‘788 Patent”), entitled “Method and apparatus for integrating personal computer and electronic device functions.” InterVideo alleges that, upon information and belief, Dell had full and prior knowledge of the ‘788 patent and therefore Dell’s infringement has been and continues to be intentional and willful by importing, making, using, selling and/or offering for sale in the United States computer products, and components and peripherals thereof, that embody the inventions of the ‘788 Patent. InterVideo has asked the California court to enjoin Dell from importing, manufacturing, use, sales and offers to sell products which infringe the ‘788 Patent, and to order Dell to account for and pay to InterVideo all damages, plus enhanced damages and attorney fees and costs. In January 2006, the District Court action was stayed pending the termination of the reexamination and ITC proceedings discussed below.

On December 6, 2005, InterVideo Digital Technology Corporation, a subsidiary of InterVideo, filed a complaint with the U.S. International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 asserting that its ’788 patent is infringed by certain imported personal computer/consumer electronic convergent devices, components thereof, and products containing such devices of Dell, Inc. of Round Rock, Texas and WinBook Computer Corporation of Columbus, Ohio that contain technology and software supplied by Cyberlink Corporation of Taipei, Taiwan and Cyberlink.com Corporation of Fremont California. The complaint requests an exclusion order prohibiting continued importations into the United States of infringing products, including laptop computers of Dell and WinBook, as well as certain Cyberlink components of those computers, as well as a cease and desist order against certain commercial activities involving previously imported computers. On January 4, 2006, the ITC instituted an investigation into whether those companies are in violation of Section 337 and delegated the investigation to an administrative law judge. On February 1, 2006, the administrative law judge set April 4, 2007 as the target date for completion of the investigation and issuance of any remedial orders. On February 2, 2006, InterVideo entered into a settlement agreement with WinBook and on May 11, 2006 the ITC investigation of WinBook was terminated pursuant to that settlement agreement. On February 7, 2006, the ITC investigation was stayed in view of a reexamination of the ‘788 patent by the United States Patent and Trademark Office (the “USPTO”). On June 27, 2006, the USPTO issued a Notice of Intent to issue a Reexamination Certificate which concluded substantive reexamination of the ‘788 patent and a panel of three examiners indicated that amended claims one through twenty-two of the ‘788’ patent are patentable. The ITC is currently considering whether to lift the stay or to terminate the investigation in light of the amendment to the ‘788 patent claims at issue. At this stage of the investigation, merits of the Company’s request for relief have not yet been determined.

INTERVIDEO, INC.

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

The market for our products is characterized by rapid changes in technology. Demand for our products depends on our ability to maintain competitive pricing and to provide new or improved products that keep up with changes in technology. Any evaluation of our business and prospects must be made in light of the risks and difficulties encountered by companies offering products or services in new and rapidly evolving markets. The market for software-based digital video and audio solutions for incorporation in products in the PC and consumer electronics industries is rapidly evolving, and it is difficult to forecast the future growth rate, if any, or size of the market for our products. For example, our future growth will depend on our ability to compete in emerging markets, such as multimedia home networking, high definition DVD, Blu-ray Disc and multimedia mobile phone markets, and the market’s acceptance of next generation DVD playback remains uncertain. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. In addition, our proposed merger and acquisition of 100% of Ulead will make it more difficult to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue and are, to a large extent, fixed. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would harm our operating results.

We expect our operating results to fluctuate on an annual and quarterly basis, which may result in volatility of our stock price.

We expect our operating results to fluctuate on an annual and quarterly basis, which may cause our stock price to be volatile. Important factors, many of which are outside our control, that could cause our operating results to fluctuate include:

•	fluctuations in demand for, and sales of, our products and the PCs and CE devices with which our products are bundled;

•	timely and accurate reporting to us by our OEM customers of units shipped, which determines the timing and level of revenue received from these customers;

•	changes in the timing of orders or the completion of customer contracts with significant OEM customers;

•	entering into contracts with customers that result in non-recurring revenue;

•	competitive factors, including introductions of new products, product enhancements and the introduction of new technologies by our competitors and the entry of new competitors into the digital video software markets, which may result in our loss of business;

•	decisions to acquire other companies, including potential for non-accretive or non-synergetic results from our acquisition of the outstanding minority interest in Ulead, which will result in it becoming our wholly-owned subsidiary;

•	increases in third party license fees, such as the increase in royalties paid to Dolby;

•	changes in consumer demand for our products due to the marketing of alternative technologies by our OEM customers;

•	decline in gross margins and/or selling prices of our products to our OEM or other customers;

•	market acceptance of new products developed by us, such as InterVideo InstantON and our DVD playback in HD or Blu-ray disc format;

INTERVIDEO, INC.

•	changes in the relative portion of our revenue represented by our various products and customers including the mix of OEM, retail and web sales;

•	timing of revenue recognition, including deferrals of revenue;

•	the mix of international and domestic revenue;

•	the costs of litigation and intellectual property claims, including the legal costs incurred to protect our intellectual property rights and settlement of claims based upon our violation or alleged violation of others’ intellectual property rights;

•	economic conditions specific to the PC, consumer electronics and related industries; and

•	the impact of employee stock-based compensation expenses on our earnings per share including specifically the newly-adopted SFAS No. 123R.

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

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the three months ended June 30, 2006, our three largest customers accounted for 45% of our revenue, with Hewlett-Packard accounting for 18%, Microsoft accounting for 16% and Toshiba accounting for 11% of our revenue. However, our revenue from HP began declining in the fourth quarter of 2005 and is continuing to decline into 2006 because of HP’s decision not to incorporate certain of our products into certain HP notebook models. A significant decrease in revenue from HP, or the loss of any of our large customers without an offsetting increase in sales from other customers, would reduce our revenue and gross profit and otherwise harm our business.

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

We may not be successful in addressing problems encountered in connection with mergers or acquisitions that we may undertake in the future, which could disrupt our operations or otherwise harm our business.

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

We expect to continue to review opportunities to enter into strategic transactions that would enhance our technical capabilities, complement our current products or expand the breadth of our markets or that may otherwise offer growth opportunities. There can be no assurances that such transactions will be completed or, if completed, will ultimately be successful

INTERVIDEO, INC.

The market for our products is new and constantly changing. If we do not respond to changes in a timely manner, our products likely will no longer be competitive.

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

We have created, and intend to continue to create, new software and software bundles such as WinDVD HD, WinDVD BD, WinDVD Creator, InterVideo Home Theater, InterVideo DVD Copy, MediaOne and InterVideo InstantON. Our acquisition of a controlling interest in Ulead has accelerated this trend with the addition of their products, including PhotoImpact, VideoStudio, DVD Movie Factory, DVD Workshop and Media Studio Pro. These products contain advanced features and functionality that have required and may continue to require us to provide an increased level of end-user support. In the future, as these new products become more complex, we may also be obligated to provide additional support to our OEM customers to bundle our software with their products. These potential increases in OEM and end-user support obligations could require us to defer both license and PCS revenues to future periods, which could harm our operating results and adversely impact our ability to accurately forecast revenue.

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

We did not achieve profitability until the fiscal year ended December 31, 2002. As of June 30, 2006, we had retained earnings of $11.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. These expenses include research and development and marketing expenses relating to products that may not be introduced and will not generate revenue until later periods, if at all. We may also incur significant operating expenses associated with the enforcement of our intellectual property rights. Further, our acquisition of Ulead makes it more difficult for us to predict profitability on a quarterly or annual basis. We may not achieve profitability on a quarterly or annual basis in the future.

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

INTERVIDEO, INC.

However, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” or SFAS No. 123R, was recently implemented and requires companies to expense the fair value of employee stock options and similar awards. SFAS No. 123R addresses accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the fair value of those awards on the grant date, with limited exceptions. For the three and six months ended June 30, 2006 , we recorded stock-based compensation expenses on our Condensed Consolidated Statements of Operations of approximately $936,000 and $1.9 million related to our SFAS No. 123R compliance. To the extent that we continue to make stock option grants to employees in the future, we will continue to incur such expenses, which will have a negative impact on our future earnings and results of operations.

We may not realize the benefits from our acquisition due to challenges associated with integrating the operations, technologies, sales and other aspects of the our business with the Ulead business.

On April 20, 2005, we acquired, directly and though one of our wholly owned subsidiaries, 33,284,395 shares of Ulead Systems, Inc. (“Ulead”) a publicly traded Taiwanese company at NT$30 (approximately U.S. $0.95) per share pursuant to our previously-announced tender offer for the issued shares of Ulead and pursuant to stock purchase agreements with certain shareholders of Ulead. Also on April 20, 2005, we acquired an additional 1,000,000 shares of Ulead at a purchase price of NT$30 (approximately U.S. $0.95) per share through the acquisition of a holding company, Strong Ace Limited. The aggregate purchase price for the 34,284,395 shares of Ulead was US $32.6 million and was paid in cash. Together with the shares that we purchased prior to the tender offer, we now own a total of 48,817,395 shares of Ulead, or approximately 67% of the issued shares of Ulead.

On July 5, 2006 we, entered into a merger agreement with Ulead Systems, Inc (“Ulead”). Pursuant to the merger agreement, we will purchase the remaining shares of Ulead for NT$30 (approximately U.S. $0.93) per share. Upon completion of the merger, we will assume 100% of all assets and liabilities of Ulead. The merger is subject to approval by the shareholders of Ulead as well as regulatory approvals.

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

The introduction of Microsoft Windows Vista could harm our operating results.

Microsoft currently offers products in the digital video and audio software markets. Some video and audio capabilities are built directly into their operating systems or are offered as upgrades to those operating systems at no additional charge. During the second quarter of 2005, we granted to Microsoft, Inc. a worldwide right and license to use, copy, create derivative works of, publicly perform or display, import, broadcast, transmit, offer to sell, sell, have sold, rent, lease, lend, transfer or otherwise distribute certain key components of our DVD, audio and video decoding technology. We believe Microsoft will incorporate DVD playback features into its new operating system, Microsoft Windows Vista. Our revenue could decline significantly and our business could be harmed as a result of the introduction of Microsoft Windows Vista.

INTERVIDEO, INC.

We license technology from third parties for use in our WinDVD and other standards-based products, and we might not be able to ship our products in their present forms if we fail to maintain these license arrangements.

We license technology for use in our WinDVD, WinDVD Creator and InterVideo Home Theater products and other existing and planned products from third parties under agreements, some of which have a limited duration. For example, we have a license agreement with Dolby Laboratories for its audio technology and logo, a license agreement with the DVD Copy Control Association, Inc. for the content scrambling system designed to prevent the copying of DVDs, licenses with MPEG-LA for its MPEG-2 video technology and MPEG-4 related technologies, a license from Thomson Licensing S.A. for its MP3 audio technology and various other license agreements relating to the HD or BD DVD, as well as patents, know-how and trademarks that are important to various aspects of the development, marketing and sale of our products. We are obligated to pay royalties under each of the Dolby, DVD Copy Control Association, MPEG-LA and Thomson Licensing S.A. agreements, and Dolby, DVD Copy Control Association, MPEG LA and Thomson Licensing may each terminate its license if we breach any material provision of the license or if other events occur, as specified in the license agreement. If we fail to maintain these license arrangements, we might not be able to ship our products in their present forms and our revenue could decline.

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

INTERVIDEO, INC.

While we have taken steps to remediate the identified material weaknesses, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. We restated our consolidated financial statements for the period ended June 30, 2005 and September 30, 2005 due to the material weakness related to our incorrect application of Statement of Financial Accounting Standards No. 141 “Business Combinations.” During the preparation of our consolidated financial statements for the year ended December 31, 2005, management noted a material weakness in obtaining from Ulead timely and accurate financial results based on U.S. Generally Accepted Accounting Principles (US GAAP). The material weakness in oversight of the Ulead financial reporting process results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property rights include the patents held by Nissim, AT&T and by members of MPEG LA, DVD 6C and 4C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. We have received notices from some of our customers asserting that we are required to indemnify them under our agreements with them, or providing notice that they have received from third parties infringement claims that are related to our products. These customers include, among others, HP, Microsoft, MicronPC LLC and Fujitsu Limited, as well as other customers with which we have settled. We expect to make additional cash payments to settle similar claims in the future. Although MPEG LA has stated that some of our PC OEM customers, including Dell, Fujitsu, Gateway, Hewlett-Packard, Sony and Toshiba, are currently MPEG LA licensees, not all of our PC OEM customers are MPEG LA licensees. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of claims of infringement brought by MPEG LA against those customers. Even with respect to those PC OEM customers that have become licensees, we may have liability to these customers for prior infringement and future royalty payments. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

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

We derived 36% of our revenue for the three months ended June 30, 2006 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a significant portion of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

INTERVIDEO, INC.

We may experience seasonality in our business, which could cause our operating results to fluctuate.

Our financial condition and results of operations are likely to be affected by seasonality in the future. Historically, PC OEMs have experienced their highest volume of sales during the year-end holiday season. Because we generally recognize revenue associated with the sale of our products to our OEMs’ customers in the month or quarter following the sales of our products to these OEMs’ customers, we expect this seasonality to have a positive effect on our revenue and operating income in the first quarter of each calendar year and a negative effect on our revenue and operating income in the second quarter of each year. We expect our acquisition of a controlling interest in Ulead and the pending acquisition of the remaining outstanding minority interest will impact this trend in future periods because a substantial portion of Ulead revenues are derived from web and retail sales which are typically recognized in the period in which they occur.

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

INTERVIDEO, INC.

Our international operations accounted for 53% of our revenue for the three months ended June 30, 2006 and 57% of our revenue for the three months ended June 30, 2005, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

We are an international company, and we derived approximately 49%, 50% and 47% of our 2006, 2005 and 2004 revenues from products sold in, and services performed from, our facilities located outside the United States, primarily in Asia and Europe. We also have substantial assets located outside of the United States, and a large portion of our sales and service revenues are denominated in foreign currencies. We recently augmented our international operations with the purchase of a majority interest in Ulead Systems, Inc., a publicly traded Taiwanese company. Our substantial international assets and operations subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.

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

We may require substantial additional capital, which may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	acceptance of, and demand for, our products;

•	the costs of developing new products;

•	the need to license new technology, to enter into license agreements for existing technology or to settle intellectual property matters;

INTERVIDEO, INC.

•	the extent to which we invest in new technology and research and development projects;

•	the number and timing of acquisitions, including the Ulead transaction; and

•	the costs associated with our expansion.

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

INTERVIDEO, INC.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 are as follows:

Exhibit footnote	Exhibit Number	Description
	2.1	Merger Agreement, dated July 5, 2006, between InterVideo Digital Technology Corp. and Ulead Systems, Inc.

(a)	3.1	Certificate of Incorporation

(b)	3.2	Bylaws

(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	10.1	2003 Employee Stock Purchase Plan, as amended on April 27, 2006

	31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Exhibit 3.2 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006

InterVideo, Inc. (Registrant)

By:	/s/ STEVE RO
Steve Ro Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH
Randall Bambrough Chief Financial Officer

INTERVIDEO, INC.

EXHIBIT INDEX

Exhibit footnote	Exhibit Number	Description
	2.1	Merger Agreement, dated July 5, 2006, between InterVideo Digital Technology Corp. and Ulead Systems, Inc.

(a)	3.1	Certificate of Incorporation

(b)	3.2	Bylaws

(c)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	10.1	2003 Employee Stock Purchase Plan, as amended on April 27, 2006

	31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Exhibit 3.2 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(b)	Filed as Exhibit 3.4 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.