Form 10-Q
period 2006-09-30
INTERVIDEO INC
filed 2006-11-09
CIK 1114084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

On October 31, 2006, the registrant had 14,275,379 shares of common stock outstanding, $0.001 par value per share.

INTERVIDEO, INC.

INTERVIDEO, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value amounts)

	As of September 30, 2006	As of December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$23,574	$31,169
Short-term investments	72,381	43,988
Accounts receivable, net of allowance for doubtful accounts; $648 and $746, respectively	8,254	12,939
Income taxes receivable	1,772	—
Deferred tax assets	1,034	1,034
Prepaid expenses and other current assets	5,564	6,470
Held for sale assets	—	19,611

Total current assets	112,579	115,211

Property and equipment, net	3,415	3,414
Goodwill	1,018	1,018
Other purchased intangible assets	8,524	7,130
Deferred tax assets	3,965	3,965
Other assets	2,916	3,507

Total assets	$132,417	$134,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,645	$2,219
Accrued liabilities	17,371	19,087
Income taxes payable	—	1,566
Deferred revenue	4,090	3,938

Total current liabilities	25,106	26,810

Long-term liabilities:
Other long term liabilities	876	871
Minority interest	17,921	19,832
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized; 14,233 and 13,850 shares issued and outstanding, respectively	14	14
Additional paid-in capital	79,617	74,121
Notes receivable from stockholders	(125)	(456)
Accumulated other comprehensive income (loss)	(1,198)	2,965
Retained earnings	10,206	10,088

Total stockholders’ equity	88,514	86,732

Total liabilities and stockholders’ equity	$132,417	$134,245

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	$24,928	$29,002	$85,971	$78,512
Cost of revenue	11,433	9,330	40,527	28,860
Amortization of intangible assets	611	324	1,354	661

Gross profit	12,884	19,348	44,090	48,991

Operating expenses:
Research and development	7,093	6,277	19,847	14,737
Sales and marketing	4,672	5,360	14,575	13,441
General and administrative	5,677	3,915	15,627	10,766
Loss (gain) from disposal of assets	8	109	(1,998)	108
Acquired in-process research and development	—	—	—	2,574

Total operating expenses	17,450	15,661	48,051	41,626

Income (loss) from operations	(4,566)	3,687	(3,961)	7,365

Other income, net	2,216	831	5,837	119

Income (loss) before income taxes	(2,350)	4,518	1,876	7,484

Provision for (benefit from) income taxes	(810)	2,205	993	4,636

Minority interest, net of tax	159	(224)	766	(520)

Net income (loss)	$(1,699)	$2,537	$117	$3,368

Net income (loss) per share:
Basic	$(0.12)	$0.18	$0.01	$0.24

Diluted	$(0.12)	$0.16	$0.01	$0.22

Number of shares used in net income (loss) per share calculation:
Basic	14,084	14,046	13,991	13,940

Diluted	14,084	15,382	15,009	15,400

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$117	$3,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,013	1,927
Acquired in-process research and development	—	2,574
Minority interest, net of tax	766	(520)
Net losses on sales and impairments of investments	—	1,178
Stock-based compensation	2,793	70
Provision for losses on receivables and other non-cash charges	59	159
Loss (gain) from disposal of property and equipment	(1,998)	109
Non-cash currency adjustment	(1,646)	—
Excess tax benefits from stock-based compensation	(906)	—
Changes in assets and liabilities:
Accounts receivable	4,648	(1,818)
Prepaid expenses and other current assets	687	(928)
Other assets	449	(1,657)
Accounts payable	1,420	627
Deferred revenue	404	4,152
Income taxes receivable, accrued liabilities, and income taxes payable	(4,951)	(1,243)

Net cash provided by operating activities	4,855	7,998

Cash flows from investing activities:
Purchases of property and equipment	(1,414)	(1,258)
Purchases of short-term investments	(83,542)	(25,851)
Proceeds from short-term investments	53,566	46,057
Acquisition of Ulead, net of cash acquired	—	(22,744)
Purchase of intangible assets	(2,913)	—
Proceeds from Ulead’s assets held for sale	21,181	—

Net cash used in investing activities	(13,122)	(3,796)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock option plans	1,812	3,244
Proceeds from repayment of notes receivable	338	282
Excess tax benefits from stock-based compensation	906	—
Payment for repurchased stock of subsidiary	(2,616)	(3,857)

Net cash provided by (used in) financing activities	440	(331)

Effect of exchange rates on cash and cash equivalents	232	103

Net increase (decrease) in cash and cash equivalents	(7,595)	3,974

Cash and cash equivalents at beginning of period	31,169	27,410

Cash and cash equivalents at end of period	$23,574	$31,384

Supplementary disclosure:
Income taxes paid, net of tax refunds	$2,855	$3,267

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND BUSINESS

InterVideo, Inc. (“InterVideo” or the “Company”) is a provider of multimedia software products. These products span the digital video cycle by allowing users to capture, edit, author, distribute, burn and play digital video. The Company, including its controlling interest in Ulead Systems, Inc. (“Ulead”), has operations in the United States, Taiwan, Japan, China, India, Germany and the Philippines. A substantial portion of the Company’s revenue is derived from the sale of software licenses to original equipment manufacturers (“OEM”), who install InterVideo software onto personal computers (“PC”) prior to delivery to customers. The Company also sells software through retail channels and directly to end users through its websites. In addition, the Company derives revenue from the license of its software to consumer electronics (“CE”) manufacturers, manufacturers of PC peripherals and other software and Internet companies that incorporate the Company’s software into their own products for distribution.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of InterVideo and its majority and wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In addition, certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications had no impact on previously reported earnings or retained earnings.

The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, and notes thereto, included in InterVideo’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.

NOTE 3. USE OF ESTIMATES, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are based on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. The estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period identified. Management believes that the Company consistently applies these judgments and estimates, and such consistent application results in the fair presentation of the Company’s financial condition for all periods presented. Actual results could differ from such estimates.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. USE OF ESTIMATES, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Stock-based compensation

Effective January 1, 2006 InterVideo adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123R”), “Share-Based Payment,” as discussed in Note 7. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are expected to vest over the requisite service periods beginning on January 1, 2006. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. Prior to SFAS No. 123R adoption, InterVideo accounted for share-based payments under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issues to Employees,” and accordingly, generally recognized compensation expense related to stock options with intrinsic value and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures. The Company estimates the expected life of options granted based on historical exercise patterns, which it believes is representative of future behavior. InterVideo’s computation of expected volatility is based on the historical data of the market closing price for its common stock as reported by the Nasdaq Stock Market under the symbol “IVII” and the expected term of its stock options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. InterVideo does not currently pay dividends and has no plans to do so in the future.

The assumptions used in calculating the fair value of stock-based awards represent InterVideo’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, InterVideo is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. The Company estimates the forfeiture rate based on its historical data from employee termination and option cancellations of the granted stock rewards issued. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period. See Note 7—”Stock-Based Compensation” in the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 in this Form 10-Q for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, effective for fiscal years ending after December 15, 2006. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, with limited exceptions, effective for fiscal years ending after December 15, 2008. Ulead has a defined benefit plan, but the Company does not believe that SFAS No. 158 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No.157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective beginning our first quarter ending March 31, 2007. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material effect on our consolidated financial statements.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. USE OF ESTIMATES, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

InterVideo will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending December 31, 2006. When the Company initially applies the provisions of SAB 108, it expects to record: an increase of $106,000 in long term investments; an increase of $97,000 in accrued expenses; an increase of $132,000 in deferred revenue; and a decrease of $421,000 in retained earnings. The accompanying financial statements do not reflect these adjustments.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). A recognized tax position is then measured at the largest amount of benefit that is “more-likely-than-not” of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdictions, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. The Company is required to adopt FIN 48 beginning January 1, 2007. The Company is in the process of determining the impact, if any, of the recognition and measurement requirements of FIN 48 on its existing tax positions.

NOTE 4. ACQUISITION OF ULEAD SYSTEMS, INC.

On July 5, 2006, InterVideo Digital Technology Corp., a wholly-owned subsidiary of InterVideo, Inc., entered into a merger agreement with Ulead. InterVideo currently owns 48,817,395 shares of Ulead, or approximately 67% of the issued shares of Ulead. Pursuant to the merger agreement, InterVideo Digital Technology Corp. will purchase the remaining shares of Ulead for NT$30 (approximately U.S. $0.93) per share. Upon completion of the merger, Ulead will become a wholly-owned subsidiary of InterVideo.

NOTE 5. MERGER AGREEMENT WITH COREL CORPORATION

On August 28, 2006, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Corel Corporation, a corporation organized and existing under the laws of Canada (“Corel”) and Iceland Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Corel (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Corel (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $13.00 per share in cash, for an aggregate purchase price of approximately $196 million.

Consummation of the merger is subject to several conditions, including (i) absence of any material adverse effect on the Company, (ii) approval of the Merger Agreement by the Company’s stockholders at a special meeting of stockholders scheduled for December 6, 2006 in at the Company’s executive offices in Fremont, California, (iii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iv) the Company having a certain specified amount of cash on its balance sheet at closing. Early termination of the applicable waiting period under the HSR Act was granted on October 6, 2006. The Merger is expected to close in December 2006, but there can be no assurance that the Merger will close in a timely manner, or at all.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. MERGER AGREEMENT WITH COREL CORPORATION (Continued)

The Merger Agreement contains certain termination rights for both the Company and Corel, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Corel a termination fee of $6 million and reimburse Corel’s third party expenses in connection with the Merger up to $2 million.

The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the Merger Agreement that has been filed with the Securities and Exchange Commission.

NOTE 6. NET INCOME PER SHARE

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (unaudited, in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$(1,699)	$2,537	$117	$3,368

Denominator:
Weighted average common shares outstanding	14,084	14,046	13,991	13,943
Less: Weighted average shares subject to repurchase	—	—	—	(3)

Denominator for basic calculation	14,084	14,046	13,991	13,940
Effect of dilutive securities:
Add:
Weighted average dilutive effect of common stock options	—	1,336	1,018	1,460

Denominator for diluted calculation	14,084	15,382	15,009	15,400

Net income (loss) per share, basic	$(0.12)	$0.18	$0.01	$0.24

Net income (loss) per share, diluted	$(0.12)	$0.16	$0.01	$0.22

The following are potential common shares not included in the denominator used in the dilutive net income per share calculation, because to do so would be antidilutive for the periods presented (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Antidilutive options to purchase common shares	2,680	1,012	2,777	894

NOTE 7. STOCK-BASED COMPENSATION

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

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

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

On April 27, 2006, the Compensation Committee of the Board of Directors approved an amendment of the ESPP. As amended, the first offering period will commence on May 1, 2006 and continue through November 15, 2006. Thereafter, the offering periods will begin on the first trading day on or after May 15 and November 15 of each year and the purchase date will be six months from the offering begin date. The price of shares purchased will be the lower of the price at the date of the beginning of offering period or the purchase date. In addition, under the amended plan, employees can elect to change the ESPP payroll contribution percentage at the inception of an offering period, but may withdraw from the purchase at any time.

Stock Options Activities

The following table sets forth the summary of option activity under InterVideo’s stock option program for the nine months ended September 30, 2006 (unaudited, in thousands, except per share data):

Options	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	2,991	$7.75
Granted	417	10.71
Exercised	(353)	4.43
Canceled or expired	(87)	12.65

Outstanding at September 30, 2006	2,968	$8.42

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

The intrinsic value of stock options outstanding, exercisable and exercised is calculated based on the difference between the weighted average of exercise price per share and the quoted market price per share of the Company’s common stock as of the close of the last trading day of the fiscal quarter. The total intrinsic value of options exercised for the three months ended September 30, 2006 was $1.4 million. The aggregate intrinsic value of options exercisable and options outstanding as of September 30, 2006 was $11.5 million and $12.9 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares. The market price per share as of September 29, 2006 was $12.75 as reported by the Nasdaq Stock Market under the symbol “IVII.”

All vested options are exercisable. The following table summarizes information about stock options outstanding and exercisable as of September 30, 2006 (unaudited, in thousands, except number of years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$0.09	640	2.45	$0.09	640	$0.09
$0.46 to $6.10	399	3.87	3.96	399	3.96
$7.39 to $11.03	907	8.86	10.06	190	9.22
$11.05 to $13.80	269	8.18	12.50	119	12.67
$14.17	616	7.34	14.17	391	14.17
$14.57 to $16.99	137	7.25	15.60	78	16.06

Total	2,968		$8.42	1,817	$6.43

As of September 30, 2006, total unamortized stock-based compensation cost related to non-vested stock options was $3.9 million which is expected to be recognized over the remaining vesting period of 1.41 years. Compensation costs for all stock-based awards granted on or prior to January 1, 2006 will continue to be recognized using the accelerated approach, while compensation expense for all stock-based awards granted subsequent to January 1, 2006 will be recognized using the straight-line method.

Total recognized tax benefit related to stock-based compensation expense was $721,000 and $1,411,000 for the three and nine months ended September 30, 2006. The following table summarizes the impact of SFAS No. 123R adoption on stock-based compensation costs for employees on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (unaudited, in thousands):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Research and development	$425	$1,317
Sales and marketing	137	441
General and administrative	295	1,033
Technical support	—	2

Total stock-based compensation expenses	$857	$2,793

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net loss for the three and nine months ended September 30, 2006 was lowered by $857,000 and $2,793,000, respectively, than if it had continued to account for share-based compensation under APB No. 25.

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

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. STOCK-BASED COMPENSATION (Continued)

The table below reflects net income (loss) and net income (loss) per share, and pro forma information for the three and nine months ended September 30, 2005 (unaudited, in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$2,537	$3,368
Add: Stock-based compensation expense for employees previously determined under intrinsic value method, net of tax effect	3	70
Less: Stock-based compensation expense for employees determined under fair value based method, net of tax effect	(1,205)	(3,590)

Net income (loss), after effect of stock-based compensation for employees	$1,335	$(152)

Net income (loss) per share:
Basic - as reported	$0.18	$0.24

Basic – pro forma, after effect of stock-based compensation for employees	$0.10	$(0.01)
Diluted – as reported	$0.16	$0.22
Diluted - pro forma, after effect of stock-based compensation for employees	$0.09	$(0.01)

The weighted average fair value of options granted to employees for the three and nine months ended September 30, 2006 and 2005 is summarized in the following table, and was estimated with the following assumptions (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average fair value of options granted to employees	$4.75	$9.69	$4.83	$8.32

Black-Scholes model assumptions:
Risk-free interest rate	4.90%	3.98%	4.48-4.97%	3.61-3.98%
Expected term of the option	4.7 years	4 years	4.7-4.9 yrs	4 years
Dividend yield	0%	0%	0%	0%
Volatility	47%	80%	44-47%	80%

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

The stock-based compensation expense recognized in the Company’s results for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest. The Company estimate forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from their estimates. The forfeiture analysis study produced an annual forfeiture assumption of 11%. Prior to fiscal year 2006, the Company accounted for forfeitures when they occurred.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. OTHER INCOME, NET

Other income, net consists of the following (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest income	$438	$276	$1,277	$822
Investment gain (loss)	1,452	65	2,144	(921)
Foreign currency translation gain	123	333	1,813	5
Other	203	157	603	213

Other income, net	$2,216	$831	$5,837	$119

NOTE 9. INCOME TAXES

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

For the period ended September 30, 2006, the Company calculated its projected effective tax rate for the year ending December 31, 2006 to be 72%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes, foreign losses with no benefit, and tax effect of stock-based compensation expense resulted from the adoption of SFAS No. 123R.

NOTE 10. OTHER COMPREHENSIVE INCOME

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

The components of comprehensive income were as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(1,699)	$2,537	$117	$3,368
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments	(571)	5	(712)	(1,189)
Currency translation adjustments	(308)	(303)	(3,451)	(196)

Other comprehensive loss	(879)	(298)	(4,163)	(1,385)

Total comprehensive income (loss)	$(2,578)	$2,239	$(4,046)	$1,983

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. BALANCE SHEET COMPONENTS

Short-term investments

Short-term investments consist of (unaudited, in thousands):

	As of September 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. government debt securities	$4,001	$—	$(9)	$3,992
State and municipal notes/bonds	7,898	—	(10)	7,888
Auction rate securities	21,950	—	—	21,950
Mutual fund securities	38,275	1	—	38,276
Corporate securities	167	108	—	275

Total short-term investments	$72,291	$109	$(19)	$72,381

	As of December 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair market value
Available-for-sale securities:
U.S. government debt securities	$4,001	$—	$(20)	$3,981
State and municipal notes/bonds	5,829	—	(16)	5,813
Auction rate securities	16,850	—	—	16,850
Mutual fund securities	15,549	29	—	15,578
Corporate securities	508	1,258	—	1,766

Total short-term investments	$42,737	$1,287	$(36)	$43,988

The available-for-sale securities at September 30, 2006 have contractual maturities ranging from 2006 to 2008.

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. BALANCE SHEET COMPONENTS (Continued)

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

In accordance with SFAS No. 141 the total purchase price was allocated to intangible assets based upon their estimated fair values as of the date of acquisition. The following represents the allocation of the purchase price to the acquired net assets of III (unaudited, in thousands) and the associated estimated useful lives:

	Amount	Estimated Useful Life
Patent and software	$2,492	72 mos.
Customer contracts	282	7 mos.
VAT	139	N/A

Total purchase price	$2,913

Other purchased intangible assets, net

Other purchased intangible assets, net, consist of the following (unaudited, in thousands):

	September 30, 2006	December 31, 2005
Purchased developed technology	$6,145	$3,839
Customer contracts and related relationships	2,478	2,043
Trade name	2,145	2,145
Less: Accumulated amortization	(2,244)	(897)

Total other purchased intangible assets	$8,524	$7,130

Other identifiable intangible assets, including purchased developed technology, customer base and trademarks are being amortized over their useful lives of five to six years; customer contracts and related relationships are being amortized over their estimated useful lives of seven months to eight years; and the trade name is being amortized over its estimated useful life of six years. The gross amount of intangible assets this quarter reflects a $32,000 decrease due to foreign exchange translation of Ulead’s acquisition of III’s technology and customer contracts.

Accrued liabilities

Accrued liabilities consist of the following (unaudited, in thousands):

	September 30, 2006	December 31, 2005
Payroll and related benefits	$3,957	$4,125
Royalties	6,455	7,967
Legal, audit and other consulting fees	1,875	2,330
Value-added tax, sales and other withholding tax	1,222	1,245
Accrued reserve for sales returns	1,239	1,094
Other	2,623	2,326

Total accrued liabilities	$17,371	$19,087

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following is a summary of revenue by sales channel and geographic region (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues by Sales Channel:
OEMs	$18,707	$22,713	$65,378	$60,483
Web sales and retail	6,221	6,289	20,593	18,029

Total revenue	$24,928	$29,002	$85,971	$78,512

Revenues by Geographic Region:
United States	$11,944	$14,879	$42,872	$39,557
Europe	2,107	2,626	7,045	7,493
Asia:
Japan	8,664	7,835	27,620	25,317
Other Asia	2,213	3,662	8,434	6,145

Total revenue	$24,928	$29,002	85,971	$78,512

Revenues by Products:
WinDVD	$8,094	$11,701	$32,188	$37,994
VideoStudio	1,925	1,874	6,808	5,156
Royalty	5,105	—	14,006	—
Other products	9,804	15,427	32,969	35,362

Total revenue	$24,928	$29,002	$85,971	$78,512

The following individual customers accounted for greater than 10% of revenue in any of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue from:
Hewlett-Packard	11%	22%	19%	27%
Microsoft	20%	14%	17%	5%
Toshiba	14%	9%	12%	10%

INTERVIDEO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Customers with accounts receivable balances that were individually greater than 10% of total accounts receivable, before allowances for doubtful accounts, at any of the periods presented were:

	September 30, 2006	December 31, 2005
Account receivable from:
Microsoft	—%	29%
Softbank Commerce	25%	7%

The following is a summary of tangible long-lived assets by geographic region (unaudited, in thousands):

	September 30, 2006	December 31, 2005
Tangible long-lived assets:
United States	$938	$945
Europe	103	16
Asia:
India	59	18
Japan	360	377
China	605	453
Taiwan	1,350	1,605

Total tangible long-lived assets	$3,415	$3,414

NOTE 13. CONTINGENCIES

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

NOTE 14. SUBSEQUENT EVENTS

On October 6, 2006, early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted regarding the proposed acquisition of InterVideo by Corel.

As a result of the pending Corel merger, the Company announced that its ESPP will be suspended after November 15, 2006.

INTERVIDEO, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as information contained in “Risk Factors” under Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors. These risks, uncertainties and other factors include, among others, those identified under “Risk Factors.” Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will,” “may,” “should,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. Forward-looking statements contained in this Quarterly Report include, among others, statements regarding (1) the ability to consummate our proposed merger with Corel in a timely manner, or at all, (2) the impact on our business, operations and financial conditions of the pending merger with and the continued integration of our majority owned subsidiary, Ulead Systems, Inc., (3) research and development expenses, (4) sales and marketing expenses, (5) other operating and capital expenditures, (6) anticipated growth of operations, personnel and infrastructure and acceleration of product innovation, (7) the sufficiency of our capital resources, (8) revenue trends and future sources of revenue, (9) growth, decline and seasonality of revenue, (10) deferrals of revenue, (11) interest income, (12) competition and competitive pressures, (13) general market and economic outlook, (14) product sales and prices, (15) disclosure and internal controls, (16) settlement of intellectual property claims, (17) stock-based compensation expenses, (18) general and administrative expenses, (19) the utility of certain products, (20) certain customer concentration trends and changes in the composition of our customer mix, (21) the revenue growth expected to result from our agreements with Microsoft, Inc. (22) Sarbanes-Oxley compliance costs, and (23) higher legal costs associated with enforcement of our intellectual property right. The Company disclaims any obligation to update information in any forward-looking statement.

Merger Agreement with Corel Corporation

On August 28, 2006, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Corel Corporation, a corporation organized and existing under the laws of Canada (“Corel”) and Iceland Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of Corel (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into our company, with our company continuing as the surviving corporation and a wholly owned subsidiary of Corel (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, each of our outstanding shares of common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $13.00 per share in cash, for an aggregate purchase price of approximately $196 million.

Consummation of the merger is subject to several conditions, including (i) absence of any material adverse effect on our company, (ii) approval of the Merger Agreement by our stockholders at a special meeting of stockholders scheduled for December 6, 2006 at our executive offices in Fremont, California, (iii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (iv) having a certain specified amount of cash on our balance sheet at closing. Early termination of the applicable waiting period under the HSR Act was granted on October 6, 2006. The Merger is expected to close in December 2006, but there can be no assurance that the Merger will close in a timely manner, or at all.

The Merger Agreement contains certain termination rights for both Corel and us, and further provides that, upon termination of the Merger Agreement under specified circumstances, we may be required to pay Corel a termination fee of $6 million and reimburse Corel’s third party expenses in connection with the Merger up to $2 million.

The foregoing description of the Merger Agreement does not purport to be complete, and is qualified in its entirety by reference to the Merger Agreement that has been filed with the Securities and Exchange Commission.

INTERVIDEO, INC.

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

Historically, sales of our WinDVD product, a software DVD player for PCs, to PC OEMs have accounted for a substantial portion of our revenue. We derived 32% and 37% of our revenue for the three and nine months ended September 30, 2006 from sales of our WinDVD product, primarily to PC OEMs, as compared to 40% and 48% of our revenue for the same periods ended September 30, 2005. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a substantial portion of our revenue. However, in the future, we expect to derive an increasing percentage of our revenue from sales of other products, including royalties related to Microsoft Xbox sales, WinDVD Creator, InterVideo InstantON, InterVideo Home Theater, InterVideo DVD Copy, MediaOne and Linux-based versions of our DVD and DVR software designed for Linux-based PCs and CE devices, products sold through our retail and web-based sales channels as well as Ulead product offerings such as DVD MovieFactory, VideoStudio and PhotoImpact.

Our software is generally bundled with products sold by PC OEMs. Our PC OEM customers include, among others, Hewlett-Packard, Toshiba, Microsoft, NEC, Fujitsu, Fujitsu Siemens, Sony and IBM/Lenovo. Due to a concentration in the PC OEM industry, we derive a substantial portion of our revenue from a small number of customers. For the three months ended September 30, 2006, our three largest customers accounted for 45% of our revenue, with Hewlett-Packard accounting for 11%, Microsoft accounting for 20% and Toshiba accounting for 14% of our revenue. For the nine months ended September 30, 2006, our three largest customers accounted for 48% of our revenue, with Hewlett-Packard accounting for 19%, Microsoft accounting for 17% and Toshiba accounting for 12% of our revenue. Our revenue from Hewlett-Packard has declined beginning in the fourth quarter of 2005 and into 2006 from $6.4 million for the quarter ended December 31, 2005 to $2.7 million for the quarter ended September 30, 2006 because we have been informed by Hewlett-Packard that they will not incorporate certain of our products into certain future Hewlett-Packard notebook models. While turnover in the OEM markets in which we operate is not unusual, we have increased our focus on efforts to penetrate other OEM opportunities, including those that exist within other Hewlett-Packard product offerings. We are also focused on our continued product development, on-going marketing strategies and other revenue generating activities in our attempt to offset the loss of the Hewlett-Packard business. A continued decrease in revenue from Hewlett-Packard or the loss of any of our large customers without an offsetting increase in sales of from other customers including Hewlett-Packard, would reduce our revenue and gross profit and otherwise harm our business. We expect that a small number of customers will continue to account for a substantial portion of our revenue for the foreseeable future, although the identity of those customers may change from period to period. Because there are only a limited number of potential new, large PC OEM customers for our WinDVD product, we must derive any future revenue growth principally from increased unit sales of WinDVD or other products to existing PC OEMs, CE manufacturers, PC peripherals manufacturers, smaller PC OEMs and to consumers through retail channels and our websites. Because some of these other revenue opportunities are more fragmented than the PC OEM market and will require more time and effort to penetrate, our revenue may decline or grow at a slower rate than in prior periods.

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

Users may also purchase products through our websites and retail channels. During the three and nine months ended September 30, 2006, we derived 25% and 24% of our revenue from web and retail sales as compared to 22% and 23% of our revenue for the same periods ended September 30, 2005. To increase our web and retail sales in the future, we intend to increase investments in associated selling and marketing programs. The gross profits associated with our products sold through our websites are generally higher than those associated with our OEM sales. Accordingly, fluctuations in our web and retail revenue as a percentage of total revenue will impact our gross profits to a greater extent than OEM revenue fluctuations.

We derive and expect to continue to derive a significant portion of our revenue from sales outside of the United States. Sales outside of the United States accounted for 52% and 50% of our revenue for the three and nine months ended September 30, 2006 as compared to 49% and 50% of our revenue for the same periods ended September 30, 2005, respectively. Currently, most of our international sales are denominated in U.S. dollars. Therefore, a strengthening dollar could make our products less competitive in foreign markets. Our current distribution agreements shift foreign exchange risk to our foreign distributors. In the future, an increasing portion of our international revenue may be denominated in foreign currencies and we may use derivative instruments to hedge foreign exchange risk.

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

Critical Accounting Policies, Significant Judgments, and Estimates

We base the discussions and analysis of our financial condition and results of operations upon our consolidated financial statements, which we prepare in accordance with U.S. GAAP. In preparing these financial statements, we must make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experiences and various other assumptions we believe are reasonable under the circumstances. Our actual results may differ from these estimates.

The accounting policies that most frequently require us to make estimates and judgments, and therefore are critical to understanding the results of our operations are:

•	revenue recognition;

•	accounting for income taxes; and

•	stock-based compensation.

INTERVIDEO, INC.

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

We sell our products to retailers and distributors either on a consignment or non-consignment basis. For consignment product shipments, in general, the distributor does not take ownership of the product at the point in time when we ship product to the distributor. When the distributor sells the consignment-based product to a retailer or an end customer, ownership of the product is transferred from us to the retailer or end customer. The distributor reports those sales to us and we invoice the distributor. For non-consignment product shipments:

•	the distributor takes ownership of the product at the point in time when we ship the product to the distributor and we invoice the distributor upon such shipment. Since we do not have contractually obligated minimum orders or payment terms with our distributors under such arrangements, we do not recognize revenue for retail product distribution and sales prior to invoicing;

•	certain distributors and retailers of our InterVideo products, primarily in the United States and Europe, have unlimited rights of return. We generally recognize revenue upon receipt of evidence that the distributors and retailers have sold our products through to end users less any required rebates;

•	other distributors and retailers of our InterVideo products have limited rights to return products up to six months following the purchase. We generally recognize revenue, net of contractually obligated return rights and any additional required rebate or pricing reserves, upon completion of shipment to these distributors and retailers. These reserves are based on the historical return rates in accordance with Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists; and

•	certain distributors and retailers of Ulead products, primarily in Japan, have unlimited rights of return. Revenue from these customers is recognized upon delivery of the product to the distributor or reseller, net of allowance for returns which is based on Ulead’s historical product return rates.

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

Prior to the adoption of SFAS No. 123R, we accounted for stock-based compensation related to employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, only minimal stock-based compensation in relation to employee stock options or purchases under the employee stock purchase plan had been recognized in our results of operations since the exercise price of the majority of options issued to employees and directors were granted at the fair market value of the underlying stock at the date of grant.

We elected the modified-prospective-transition method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and will be recognized over the requisite service period, which is generally the vesting period.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. See Note 7 for further information regarding the SFAS No. 123R disclosures on assumptions.

If factors change, results in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share. Additionally, the Black-Scholes-Merton option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing assumptions used and valuation modeling may not provide measures of the fair values of our stock-based compensation that reflect the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. Currently, there is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS No. 123R and SAB No. 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time.

INTERVIDEO, INC.

Results of Operations – Comparison of the three and nine months ended September 30, 2006 and 2005

Revenue, Cost of Revenue and Gross Profit

(In thousands, except percentages)	Three months ended September 30,		Change amount	Nine months ended September 30,		Change amount
	2006	2005		2006	2005
Total revenue	$24,928	$29,002	$(4,074)	$85,971	$78,512	$7,459
Cost of revenue	12,044	9,654	2,390	41,881	29,521	12,360
Gross profit	12,884	19,348	(6,464)	44,090	48,991	(4,901)
As percent of total revenue	52%	67%	(33)%	51%	62%	(10)%

Revenue is primarily derived from fees paid under software licenses granted to PC OEMs, CE manufacturers, manufacturers of PC peripherals and other software and internet companies that incorporate our software into their own products for distribution, retail distributors, retail customers and other end users or businesses. Cost of revenue consists primarily of license royalties, expenses incurred to manufacture, package and distribute our software products, the amortization of other purchased intangible assets and costs associated with end-user PCS.

Revenue decreased 14% to $24.9 million for the three months ended September 30, 2006 from $29.0 million for the three months ended September 30, 2005. OEM product sales decreased 18% to $18.7 million for the three months ended September 30, 2006 from $22.7 million for the three months ended September 30, 2005 and accounted for approximately 75% of total revenue for the three months ended September 30, 2006 as compared to 78% for the three months ended September 30, 2005. Included in OEM revenue for the three months ended September 30, 2005 was $4.0 million of one-time licensed source code revenue from Microsoft. Web and retail sales decreased 1% to $6.2 million for the three months ended September 30, 2006 from $6.3 million for the three months ended September 30, 2005. We derived a substantial portion of our revenue from a small number of customers. For the three months ended September 30, 2006, our three largest customers accounted for 45% of our revenue, with Hewlett-Packard accounting for 11%, Microsoft accounting for 20% and Toshiba accounting for 14% of our revenue. For the three months ended September 30, 2005, three largest customers accounted for 45% of our revenue with Hewlett-Packard accounting for 22%, Microsoft accounting for 14% of our revenue and Toshiba accounting for 9% of our revenue. Sales outside the United States accounted for 52% of our revenue for the three months ended September 30, 2006 and 49% of our revenue for the three months ended September 30, 2005. The decline in revenue for the three months ended September 30, 2006 over the same period in the prior year reflects decreased revenue from $11.7 million to $8.1 million or 31% from our WinDVD products which reflects a 29% decrease in product shipments largely a result of a decrease in Hewlett-Packard revenue. Our revenue from Hewlett-Packard has declined beginning in the fourth quarter of 2005 and into 2006. Revenue from Hewlett-Packard declined from $6.5 million for the quarter ended September 30, 2005 to $2.7 million for the quarter ended September 30, 2006 because we have been informed by Hewlett-Packard that they will not incorporate certain of our products into certain future Hewlett-Packard notebook models. As previously discussed, our ability to penetrate opportunities within other Hewlett-Packard product offerings will impact whether or not the Hewlett-Packard revenue decline continues. During the three month period ended September 30, 2006, sales in the United States decreased by 20% to $11.9 million as compared to $14.9 million in the same period last year which is also a reflection of the decrease in Hewlett-Packard revenue.

For the nine months ended September 30, 2006 revenue increased 10% to $86.0 million as compared to $78.5 million for the nine months ended September 30, 2005. The amounts for the nine months ended September 30, 2005 include Ulead revenue from the date of our acquiring a controlling interest in Ulead which accounts for 35% or $2.6 million of the overall increase in revenue largely from increases in web and retails sales. The increase was also partly attributable to our OEM product sales, which increased 8% to $65.4 million for the nine months ended September 30, 2006, from $60.5 million for the nine months ended September 30, 2005. OEM product sales accounted for approximately 76% of total revenue for the nine months ended September 30, 2006 as compared to 77% of total revenue for the nine months ended September 30, 2005. Web and retail sales increased 14% to $20.6 million for the nine months ended September 30, 2006 from $18.0 million for the nine months ended September 30, 2005. The overall revenue increase for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 reflects 33% growth in our non-WinDVD product sales including royalty revenue from Microsoft of $14.0 million or 16% of our revenue and Ulead core products, including PhotoImpact, VideoStudio, and DVD Factory, which accounted for 16% of our revenue. These increases were offset by a decrease in WinDVD revenue of 15% mainly due a 9% decrease in product shipments largely a result of a decrease in Hewlett-Packard revenue. We derived a substantial portion of our revenue from a small number of customers. For the nine months ended September 30, 2006, our three largest customers accounted for 48% of our revenue, with Hewlett-Packard accounting for 19% of our revenue, Microsoft accounting for 17% of our revenue and Toshiba accounting for 12% of our revenue. For the nine months ended September 30, 2005, our two largest customers accounted for 37% of our revenue, with Hewlett-Packard accounting for 27% of our revenue and Toshiba accounting for 10% of our revenue. Our revenue from Hewlett-Packard has declined beginning in the fourth quarter of 2005 and into 2006. Revenue from Hewlett-Packard declined from $20.9 million for the nine months ended September 30, 2005 to $16.0 million for the nine months ended September 30, 2006 because we have been informed by Hewlett-Packard that they will not incorporate certain of our products into certain future Hewlett-Packard notebook models. Sales outside the United States accounted for 50% of our revenue for the nine months ended September 30, 2006 and September 30, 2005.

INTERVIDEO, INC.

Cost of revenue increased by $2.4 million to $12.0 million for the three months ended September 30, 2006 from $9.6 million for the three months ended September 30, 2005. This increase was largely the result of Microsoft revenue sold at cost and a $288,000 increase in amortization of intangible assets purchased by Ulead from Institute for Information Industry.

Cost of revenue increased by $12.4 million to $41.9 for the nine months ended September 30, 2006 from $29.5 million for the nine months ended September 30, 2005. This increase was largely the result of Microsoft revenue sold at cost and a $694,000 increase in amortization of purchased intangible assets resulting from the acquisition of a majority interest in Ulead during the second quarter of 2005 as well as Ulead’s acquisition of Institute for Information Industry’s assets during the second quarter of 2006.

Gross profit as a percentage of revenue decreased to 52% for the three months ended September 30, 2006 from 67% for the three months ended September 30, 2005. The decrease is primarily attributable to the Microsoft royalty revenue and certain Hewlett-Packard revenues which are sold at cost and the high margin one-time Microsoft source code revenue included in the three months ended September 30, 2005. The decrease in gross profit in absolute dollars was primarily due to the aforementioned sales at cost in the three months ended September 30, 2006.

For the nine months ended September 30, 2006, gross profits were $44.1 million or 51% of revenue as compared with $49.0 million or 62% of revenue for the nine months ended September 30, 2005. The decrease in gross profit percentage is primarily attributable to the Microsoft royalty revenue and certain Hewlett-Packard revenues which are sold at cost, decreased average selling prices of our royalty bearing products without a corresponding decrease in per unit costs of licensed royalties and the high margin one-time Microsoft source code revenue included in the three months ended September 30, 2005. The decrease in gross profit in absolute dollars was primarily due to the aforementioned sales at cost in the three months ended September 30, 2006. While we expect that the shift in our product mix toward higher margin products will have a favorable impact on gross profit, we also expect our gross profit to be adversely impacted by continued price erosion in our WinDVD product sales to our OEM customers. Gross profits will also be impacted by the aforementioned costs related to expected increases in seasonal Microsoft revenues.

Research and development expenses

(In thousands, except percentages)	Three months ended September 30,		Change amount	Nine months ended September 30,		Change amount
	2006	2005		2006	2005
Research and development expenses	$7,093	$6,277	$816	$19,847	$14,737	$5,110
As percent of total revenue	28%	22%	13%	23%	19%	35%

Research and development (“R&D”) expenses consist primarily of personnel and related costs, consulting expenses associated with the development of new products, technology license fees, professional fees and product evaluation and testing costs.

R&D expenses increased $816,000, or 13%, to $7.1 million for the three months ended September 30, 2006 from $6.3 million for the three months ended September 30, 2005. This increase was due to a $419,000 increase in stock-based compensation expense resulting from the adoption of SFAS No. 123R, an increase in payroll and payroll related expenses of $473,000 due to increased research and development headcount in our Asian facilities and increases in travel and entertainment costs and facilities expenses totaling $108,000. These increases were offset primarily by a decrease in overall Ulead expenses totaling $184,000 largely as a result of reduction in force at Ulead actions taken during the second half of fiscal year 2005.

For the nine months ended September 30, 2006, research and development expenses were $19.8 million or 23% of revenue as compared with $14.7 million or 19% of revenue for the nine months ended September 30, 2005. In addition to the increase in research and development expenses of $1.9 million attributable to the Ulead acquisition, the increase also reflects increases in payroll and payroll related expenses of $1.5 million due to increased research and development headcount in our Asian facilities, a $1.3 million increase in stock-based compensation expense resulting from the adoption of SFAS No. 123R, an increase of $184,000 of facilities and related costs mainly due to expanded operations in Asia and an increase in travel expenses of $244,000.

We believe that a significant level of R&D expenses will be required to remain competitive, and, as a result, we expect these expenses to increase in absolute dollars in the future as we integrate and expand engineering resources and aggressively focus on product development.

INTERVIDEO, INC.

Sales and marketing expenses

(In thousands, except percentages)	Three months ended September 30,		Change amount	Nine months ended September 30,		Change amount
	2006	2005		2006	2005
Sales and marketing expenses	$4,672	$5,360	$(688)	$14,575	$13,441	$1,134
As percent of total revenue	19%	18%	(13)%	17%	17%	8%

Sales and marketing (“S&M”) expenses consist primarily of personnel and related costs, including salaries and commissions, travel expenses, commissions paid to third party sales representatives and costs associated with trade shows, advertising and other marketing efforts.

S&M expenses decreased $688,000, or 13%, to $4.7 million for the three months ended September 30, 2006 from $5.4 million for the three months ended September 30, 2005. This decrease was due primarily to a $1.0 million decrease in Ulead related expenses largely as a result of reduction in force actions taken during the second half of fiscal year 2005 at Ulead and a decrease of $233,000 in outside consultants. These decreases were partially offset by an increase in compensation and related benefits of $174,000, tradeshow and promotional expenses of $93,000 and other operating expenses of $167,000. Additionally, we incurred an increase of $144,000 in stock-based compensation expense as a result of adopting SFAS No. 123R.

For the nine months ended September 30, 2006, sales and marketing expenses were $14.6 million or 17% of revenue as compared to $13.4 million or 17% of revenue for the nine months ended September 30, 2005. This increase was primarily due to an increase of $638,000 in Ulead related expenses, a $321,000 increase in payroll and payroll related expenses, increases in VAT consumption tax charges of $179,000, membership fess and licenses of $134,000 and other operating expenses of $224,000. These increases were offset by decreases in outside consulting fees of $233,000, commissions paid to outside sales representatives of $384,000 and telephone and communication charges of $169,000. Additionally, we incurred an increase of $424,000 in stock-based compensation expense as a result of adopting SFAS No. 123R.

We intend to actively market, sell and promote our products and take actions to further develop our brand name and retail presence. Therefore, we expect S&M expenses to increase in absolute dollars as we seek to further expand our international sales network and continue to establish our retail presence.

General and administrative expenses

(In thousands, except percentages)	Three months ended September 30,		Change amount	Nine months ended September 30,		Change amount
	2006	2005		2006	2005
General and administrative expenses	$5,677	$3,915	$1,762	$15,627	$10,766	$4,861
As percent of total revenue	23%	13%	45%	18%	14%	45%

General and administrative expenses consist primarily of personnel and related costs, support costs for finance, human resources, legal, operations, information systems and administration departments and professional fees.

General and administrative expenses increased $1.8 million, or 45%, to $5.7 million for the three months ended September 30, 2006 from $3.9 million for the three months ended September 30, 2005. The overall change is attributable to increases of $291,000 in stock-based compensation expense resulting from the adoption of SFAS No. 123R, $90,000 in payroll and payroll related expenses due to increased general and administrative headcount for the purpose of supporting expanded operational activities, $181,000 in audit and consulting fees and $1.4 million in legal fees and other expenses in connection with the proposed acquisition by Corel. These charges were offset by a decrease of $162,000 in Ulead related expenses primarily resulting from reduction in force activities that occurred in the second half of fiscal year 2005 at Ulead.

For the nine months ended September 30, 2006, general and administrative expenses were $15.6 million or 18% of revenue as compared to $10.8 million for the nine months ended September 30, 2005. Reflected in the change from the prior year period are increases of $1.0 million in stock-based compensation expense resulting from the adoption of SFAS No. 123R, $1.3 million in overall audit and consulting fees primarily related to Sarbanes-Oxley compliance and legal fees primarily related to patent infringement litigation, $515,000 in payroll and payroll related expenses due to increased general and administrative headcount for the purpose of supporting expanded general and administrative activities, and $1.6 million in additional legal fees and other expenses in connection with the proposed acquisition by Corel. Also included in this change are increases in Ulead’s general and administrative expenses of $481,000 because of a full nine months of activities being accounted for in 2006 as opposed to only activities since the date of acquisition included in the 2005 amounts offset somewhat by the aforementioned reduction in force activities in the second half of fiscal year 2005 at Ulead.

INTERVIDEO, INC.

We expect recurring general and administrative expenses to increase in absolute dollars as we continue to build infrastructure to support our anticipated growth and global operations. Additionally, we anticipate incurring increased legal costs to defend and protect our intellectual property position and to complete the proposed Corel merger.

Gain from disposal of assets

(In thousands, except percentages)	Three months ended September 30,		Change amount	Nine months ended September 30,		Change amount
	2006	2005		2006	2005
Gain (loss) from disposal of assets	$8	$109	$(101)	$(1,998)	$108	$(2,106)
As percent of total revenue	—%	—%	(93)%	(2)%	—%	(1950)%

In June 2006, Ulead entered into an agreement to sell its interest in land and building with a book value of $19.6 million. A gain of $2.1 million was recognized from these assets held for sale.

In-process research and development

(In thousands, except percentages)	Three months ended September 30,		Change amount	Nine months ended September 30,		Change amount
	2006	2005		2006	2005
In-process research and development	$—	$—	N/A	$—	$2,574	(2,574)
As percent of total revenue	—%	—%	N/A	—%	3%	(100)%

During the three and nine month periods ended September 30, 2005, a $2.6 million charge to operating expenses was incurred in connection with the Ulead acquisition because we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed.

Other income, net

(In thousands, except percentages)	Three months ended September 30,		Change amount	Nine months ended September 30,		Change amount
	2006	2005		2006	2005
Other income, net	$2,216	$831	$1,385	$5,837	$119	$5,718
As percent of total revenue	9%	3%	167%	7%	—%	4,805%

Other income, net consists primarily of interest earned on our cash and cash equivalent balances, rental income, foreign currency translation gains and losses and realized gains and losses on investments offset by other expenses.

Other income, net increased $1.4 million to $2.2 million for the three months ended September 30, 2006 from $831,000 for the three months ended September 30, 2005. The increase in the third quarter of 2006 is attributable primarily to a $1.4 million increase in gain on disposal of the short-term investments from Ulead, a $162,000 increase in interest income, and an offset by $211,000 in losses due to foreign currency exchange.

Other income, net increased $5.7 million to $5.8 million for the nine months ended September 30, 2006 from $119,000 for the nine months ended September 30, 2005. The increase in the third quarter of 2006 is attributable primarily to a $1.6 million increase in realized foreign currency translation gain, a $2.1 million increase in gain on disposal of the short-term investments from Ulead, a $965,000 increase in gain from long-term investments, a $455,000 increase in interest income and other increases of $602,000.

Provision for (benefit from) income taxes

(In thousands, except percentages)	Three months ended September 30,		Change amount	Nine months ended September 30,		Change amount
	2006	2005		2006	2005
Provision for (benefit from) income taxes	$(810)	$2,205	$(3,015)	$993	$4,636	$(3,643)
As percent of total revenue	(3)%	8%	(137)%	1%	6%	(79)%

INTERVIDEO, INC.

The provision for (benefit from) income taxes (“income taxes”) decreased $3.0 million, to a tax benefit of $810,000 for the three months ended September 30, 2006 from $2.2 million for the three months ended September 30, 2005. We recorded a provision for income taxes of $1.0 million for the nine months ended September 30, 2006 as compared to $4.6 million for the nine months ended September 30, 2005. The decrease in income taxes is primarily attributable to a decrease in taxable net income for the three months ended September 30, 2006. Our effective tax rate for the three months ended September 30, 2006 was approximately 41%. This rate differs from the statutory federal rate primarily due to state taxes, net of federal benefit and differences between federal and foreign tax rates as well as the tax impact resulting from the adoption of SFAS No. 123R. The Company calculated its projected effective tax rate for the year ending December 31, 2006 to be 72%. This rate differs from the statutory federal rate of 35% primarily due to state taxes, net of federal benefit, differences between federal and foreign tax rates, foreign withholding taxes, foreign losses with no benefit, and tax effect of stock-based compensation expense resulted from the adoption of SFAS No. 123R.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, cash, cash equivalents and short-term investments increased by $20.8 million to $96.0 million, representing 73% of our total assets. Our cash, cash equivalents and short-term investments totaled $75.2 million at December 31, 2005 and represented 56% of our total assets. Cash and cash equivalents are highly liquid investments with an original maturity of 90 days or less at the date of purchase. Short-term investments consist principally of United States treasury, state and municipal notes/bonds, corporate bonds and auction rate securities.

Net cash provided by operating activities was $4.9 million for the nine months ended September 30, 2006. Net income of $117,000 was adjusted for non-cash charges for gain on the disposal of assets of $2.0 million, realized foreign currency translation gains of $1.6 million, depreciation and amortization of $3.0 million, stock-based compensation of $2.8 million, excess tax benefits from stock-based compensation of $906,000 and minority interests in income of subsidiary of $766,000. Additionally, cash provided from operating activities was impacted by decreases in accounts receivable of $4.6 million, accrued liabilities and taxes payable of $5.0 million, prepaid expenses and other current assets of $687,000 and other assets of $449,000 and increases in accounts payable of $1.4 million and deferred revenue of $404,000. The decrease in accounts receivable is primarily due to the collection of Microsoft invoices that were outstanding at the end of the 2005. The increase in deferred revenue is due to increased Ulead sales activity with specified upgrades and PCS for the undelivered elements prior to September 30, 2006. The decrease in accrued liabilities and taxes payable is primarily due to the decrease in product cost liability associated with a decrease in revenue from Hewlett-Packard.

Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 2005. Net income of $3.4 million was adjusted for depreciation and amortization of $1.9 million, non-cash investment loss of $1.2 million, the write-off of in-process research and development of $2.6 million, stock-based compensation of $70,000, provision for doubtful accounts of $181,000, increase in accounts payable of $627,000 and an increase in deferred revenue of $4.2 million. These amounts were offset by the minority interest in losses of subsidiary of $520,000, increases in accounts receivable of $1.8 million, increases in prepaid expenses and other current assets of $928,000, an increase in other assets of $1.7 million and a decrease in accrued liabilities and income taxes payable of $1.2 million. The adjustment for depreciation and amortization includes $661,000 for amortization of intangible assets arising primarily as a result of the Ulead acquisition. Non-cash investment loss includes a $672,000 write-off of a long term investment and $295,000 realized loss on the sale of securities in connection with the acquisition of Ulead. The write-off of in-process research and development represents a charge to operating expenses in conjunction with the Ulead acquisition whereby we identified research projects in areas for which technological feasibility had not been established and no alternative future uses existed. The increase in prepaid expenses and other current assets includes $573,000 of audit and accounting fees and the renewal of directors’ and officers’ insurance premiums. The increase in deferred revenue and accounts receivable is primarily due to the Microsoft agreement which was deferred because product acceptance did not occur prior to September 30, 2005. The remaining increase in accounts receivable is primarily due to Ulead sales activity since the acquisition. The decrease in accrued liabilities and income taxes payable includes a decrease in the license royalty accrual of $151,000 and a decrease in audit and accounting fees of $535,000.

As part of the purchase price allocation, we acquired assets and assumed liabilities for a total purchase price of $42.8 million as of the date of the acquisition that did not impact the post acquisition cash flows.

Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2006 including $21.2 million cash received from the sale of land and the building at Ulead previously reported as held for sale assets offset by cash used for Ulead’s purchase of the JAVA/WAP patent and software technology, and customer service contracts from Institute for Information Industry of $2.9 million, purchases of property and equipment of $1.4 million and maturities of short-term investments, net of purchases, of $30.0 million.

Net cash used in investing activities was $3.8 million for the nine months ended September 30, 2005 primarily due to proceeds from the sale and maturities of short-term investments in the amount of $20.2 million which included $32.0 million related to the Ulead acquisition in addition to normal investment activities. This amount was offset by the use of $22.7 million, net of $13.6 million in cash acquired, to execute the Ulead tender offer. Additionally, we used $1.3 million for the purchase of property and equipment.

INTERVIDEO, INC.

Net cash provided by financing activities was $440,000 for the nine months ended September 30, 2006 consisting of $2.6 million used for the repurchase of treasury stock by Ulead, offset by proceeds from the issuance of common stock under our stock option plans and repayments of notes receivable of $2.2 million and the excess tax benefits from stock-based compensation of $906,000.

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

While we anticipate our operating expenses will continue to change in correlation with changes in revenue for the foreseeable future and while we intend to continue to fund our operating expenses through cash flows from operations the proposed acquisition by Corel may have a significant impact on these same operating expenses as well as cash flows. We currently have no significant commitments for capital expenditures and, in anticipation of the Corel acquisition, we do not expect to have significant capital expenditures for the remainder of fiscal 2006. We have future lease commitments for buildings under non-cancelable operating leases through 2013. We have no other debt obligations.

While we believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months the anticipated acquisition by Corel may impact our current cash position and cash needs. We used a total of $42.8 million to acquire a controlling interest in Ulead, including $32.6 million in April 2005 and, subject to shareholder approval, we intend to spend additional cash to acquire the remaining shares of Ulead for NT $30 (approximately US $0.93) per share as per the previously announced merger agreement between InterVideo Digital Technology Corp., a wholly-owned subsidiary of InterVideo, Inc. (“InterVideo”) and Ulead Systems, Inc. To the extent that our existing sources of cash and cash flow from operations are not sufficient to fund our activities, we will need to raise additional funds. If we raise funds through debt financing, we will have to pay interest and may be subject to restrictive covenants, which could limit our ability to take advantage of future opportunities or respond to competitive pressures or unanticipated industry changes. If we raise funds through an equity financing, it may have a dilutive effect on our existing stockholders. Additional financing may not be available when needed and, even if such financing is available, it may not be available on terms acceptable to us. In addition, although we have no present understandings, commitments or agreements with respect to any acquisitions of other businesses, services, products or technologies, we may from time to time evaluate potential acquisitions. These acquisitions may increase our capital requirements and reduce shareholders’ percentage ownership in us.

Commitments

Our principal commitment as of September 30, 2006 consists of obligations under operating leases which have not changed materially from our Annual Report on Form 10-K for fiscal year 2005.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In comparison with what we disclosed in our Annual Report on Form 10-K for fiscal 2005, we believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2006.

INTERVIDEO, INC.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. As of the last completed fiscal year, we are not required to include in our management’s report on internal control over financial reporting an evaluation of the internal control over financial reporting of Ulead Systems Inc. (“Ulead”), which we acquired on April 20, 2005. As such, we have excluded from our evaluation the internal control over financial reporting of Ulead, however, management noted a material weakness in obtaining from Ulead’s ability to timely and accurate financial results based on U.S. Generally-Accepted Accounting Principles. The identified material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that existed as of December 31, 2005, are not yet fully remediated. Based upon this, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

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

b) Changes in Internal Control over Financial Reporting

During the third quarter of 2006, we have taken the following actions to remediate the material weaknesses described above:

•	We have continued to engage outside consultants to provide additional expertise in the financial reporting area.

•	We have continued to re-assess our current expertise and staffing needs to ensure we have adequate staffing in key areas of the Ulead reporting process and in the event complex transactions such as the ones described herein arise in the future.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within InterVideo have been detected.

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

On December 6, 2005, InterVideo Digital Technology Corporation, a subsidiary of InterVideo, filed a complaint with the U.S. International Trade Commission (ITC) under Section 337 of the Tariff Act of 1930 asserting that its ‘788 patent is infringed by certain imported personal computer/consumer electronic convergent devices, components thereof, and products containing such devices of Dell, Inc. of Round Rock, Texas and WinBook Computer Corporation of Columbus, Ohio that contain technology and software supplied by Cyberlink Corporation of Taipei, Taiwan and Cyberlink.com Corporation of Fremont California. The complaint requests an exclusion order prohibiting continued importations into the United States of infringing products, including laptop computers of Dell and WinBook, as well as certain Cyberlink components of those computers, as well as a cease and desist order against certain commercial activities involving previously imported computers. On January 4, 2006, the ITC instituted an investigation into whether those companies are in violation of Section 337 and delegated the investigation to an administrative law judge. On February 1, 2006, the administrative law judge set April 4, 2007 as the target date for completion of the investigation and issuance of any remedial orders. On February 2, 2006, InterVideo entered into a settlement agreement with WinBook and on May 11, 2006 the ITC investigation of WinBook was terminated pursuant to that settlement agreement. On February 7, 2006, the ITC investigation was stayed in view of a reexamination of the ‘788 patent by the United States Patent and Trademark Office (the “USPTO”). On June 27, 2006, the USPTO issued a Notice of Intent to issue a Reexamination Certificate, which concluded substantive reexamination of the ‘788 patent, and a panel of three examiners indicated that amended claims one through twenty-two of the ‘788 patent are patentable. The ITC is currently considering whether to lift the stay or to terminate the investigation in light of the amendment to the ‘788 patent claims at issue. At this stage of the investigation, the merits of the Company’s request for relief have not yet been determined.

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

INTERVIDEO, INC.

We may be materially affected by risks associated with the proposed merger with Corel.

We are subject to various risks associated with the proposed merger with Corel, including the following:

•	Our operations may be disrupted from employee uncertainty following public announcement of the merger. Current employees may experience uncertainty about their post-merger roles with Corel. This may materially adversely affect the ability of the Company to attract and retain key management, marketing and technical personnel. In addition, key employees may depart due to issues relating to uncertainty relating to the merger. Accordingly, there can be no assurance that we will be able to attract or retain key employees to the extent that we have in the past.

•	We cannot provide any assurance that the merger will provide greater value to stockholders than if we continued as an independent public company. We are unable to predict with certainty our future prospects or the market price of our common stock. Therefore, we cannot provide any assurance that the merger will provide greater value to stockholders than if we continued as an independent company.

•	Failure to complete the merger could have a negative impact on the market price of our common stock and on our business. If the merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, our business and operations may be harmed to the extent that customers, suppliers, and others believe that we cannot compete effectively if the merger is not completed.

•	We may be required to pay a termination fee to Corel in specified circumstances. The merger agreement provides that upon termination of the merger agreement under specified circumstances, we may be required to pay to Corel a termination fee of $6 million and reimburse Corel’s third party expenses in connection with the merger up to $2 million.

•	Delays in customer purchase decisions and increased competitive pressures may result due to the announcement of the merger. Our customers could delay purchase decisions pending completion of the merger and our competitors may seek to exert competitive pressure over our customers while the merger is pending.

•	The merger is subject to the satisfaction of certain conditions to closing. Closing conditions to the merger include, without limitation, approval by the Company’s stockholders at a special meeting of stockholders scheduled for December 6, 2006 in Fremont, California, the absence of a material adverse effect on the Company, the Company’s compliance with its covenants, obligations and agreements under the merger agreement, and the Company having a certain amount of cash on its balance sheet at closing. We can provide no assurance that these conditions to closing will be satisfied and that the merger will occur in a timely manner, or at all.

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

We expect our current competitors to introduce similar or improved products at lower prices, and we will need to do the same to remain competitive. For example, our revenues from Dell and Hewlett-Packard have declined compared to prior periods, because we have lost portions of our business to our competitors. We also expect our revenue from Hewlett-Packard to decrease significantly into 2006 because we have been informed by Hewlett-Packard that they will not incorporate certain of our products into certain future Hewlett-Packard notebook models. We may not be able to compete successfully against either current or future competitors with respect to new or improved products. We believe that competitive pressures may result in price reductions, reduced margins and our loss of market share.

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

The PC industry is highly concentrated, and we have derived a substantial portion of our revenue from sales of our products to a small number of PC OEMs. For the three months ended September 30, 2006, our three largest customers accounted for 45% of our revenue, with Hewlett-Packard accounting for 11%, Microsoft accounting for 20% and Toshiba accounting for 14% of our revenue. However, our revenue from Hewlett-Packard began declining in the fourth quarter of 2005 and is continuing to decline into 2006 because of Hewlett-Packard’s decision not to incorporate certain of our products into certain Hewlett-Packard notebook models. A significant decrease in revenue from Hewlett-Packard, or the loss of any of our large customers without an offsetting increase in sales from other customers, would reduce our revenue and gross profit and otherwise harm our business.

We expect that a small number of customers will continue to account for a majority of our revenue, gross profit and accounts receivables for the foreseeable future because of the concentrated nature of our client base. If the PC industry continues to consolidate, the number of customers accounting for the majority of our revenue could decrease further. Our agreements with our customers typically do not contain minimum purchase commitments and are of limited duration or are terminable with little or no notice. The loss of any of these customers, or a significant decrease in revenue from any of these customers, including Hewlett-Packard would reduce our revenue and gross profit or otherwise harm our business. If our customers dispute the accounts receivables or are otherwise unable to pay the balance, our income from operations could decline.

INTERVIDEO, INC.

If our competitors offer our OEM customers more favorable terms than we do or if our competitors are able to take advantage of their existing relationships with these OEMs, then these OEMs may not include our software with their PCs. If we are unable to maintain or expand our relationships with PC OEMs, our business will suffer.

We may not be successful in addressing problems encountered in connection with our acquisition of Ulead that we may undertake in the future, which could disrupt our operations or otherwise harm our business.

We have limited experience in acquiring businesses and technologies, including businesses with international operations, such as Ulead. Such acquisitions and investments involve numerous risks, including:

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

INTERVIDEO, INC.

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

We did not achieve profitability until the fiscal year ended December 31, 2002. As of September 30, 2006, we had retained earnings of $10.2 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. These expenses include research and development and marketing expenses relating to products that may not be introduced and will not generate revenue until later periods, if at all. We may also incur significant operating expenses associated with the enforcement of our intellectual property rights. Further, our acquisition of Ulead makes it more difficult for us to predict profitability on a quarterly or annual basis. We may not achieve profitability on a quarterly or annual basis in the future.

INTERVIDEO, INC.

Changes in accounting rules applicable to us could negatively impact our earnings and financial results.

The U.S. GAAP are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various other organizations formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our historical or projected financial results. For example, we have historically not been required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of the underlying security at the measurement date.

However, Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” or SFAS No. 123R, was recently implemented and requires companies to expense the fair value of employee stock options and similar awards. SFAS No. 123R addresses accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the fair value of those awards on the grant date, with limited exceptions. For the three and nine months ended September 30, 2006 , we recorded stock-based compensation expenses on our Condensed Consolidated Statements of Operations of approximately $857,000 and $2.8 million related to our SFAS No. 123R compliance. To the extent that we continue to make stock option grants to employees in the future, we will continue to incur such expenses, which will have a negative impact on our future earnings and results of operations.

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

INTERVIDEO, INC.

While we have taken steps to remediate the identified material weaknesses, we cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate disclosure and internal controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. We restated our consolidated financial statements for the period ended June 30, 2005 and September 30, 2005 due to the material weakness related to our incorrect application of Statement of Financial Accounting Standards No. 141 “Business Combinations.” During the preparation of our consolidated financial statements for the year ended December 31, 2005, management noted a material weakness in obtaining from Ulead timely and accurate financial results based on U.S. GAAP. The material weakness in oversight of the Ulead financial reporting process results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses or our failure to remediate such material weaknesses in a timely fashion could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

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

Our license agreements, including the agreements we have entered into with our large PC OEM customers, generally contain warranties of non-infringement and commitments to indemnify our customers against liability arising from infringement of third-party intellectual property rights. Examples of third-party intellectual property rights include the patents held by Nissim, AT&T and by members of MPEG LA, DVD 6C and 4C. These commitments may require us to indemnify or pay damages to our customers for all or a portion of any license fees or other damages, including attorneys’ fees, our customers are required to pay, or agree to pay, these or other third parties. We have received notices from some of our customers asserting that we are required to indemnify them under our agreements with them, or providing notice that they have received from third parties infringement claims that are related to our products. These customers include, among others, Hewlett-Packard, Microsoft, MicronPC LLC and Fujitsu Limited, as well as other customers with which we have settled. We expect to make additional cash payments to settle similar claims in the future. Although MPEG LA has stated that some of our PC OEM customers, including Dell, Fujitsu, Gateway, Hewlett-Packard, Sony and Toshiba, are currently MPEG LA licensees, not all of our PC OEM customers are MPEG LA licensees. Notwithstanding that we have signed a license agreement with MPEG LA, we may continue to be liable to some of our customers for amounts that those customers pay or have paid to MPEG LA in settlement of claims of infringement brought by MPEG LA against those customers. Even with respect to those PC OEM customers that have become licensees, we may have liability to these customers for prior infringement and future royalty payments. If we are required to pay damages to our customers or indemnify our customers for damages they incur, our business could be harmed. If our customers are required to pay license fees in the amounts that are currently published by some claimants, and we are required to pay damages to our customers or indemnify our customers for such amounts, such payments would exceed our revenue from these customers. Even if a particular claim falls outside of our indemnity or warranty obligations to our customers, our customers may be entitled to additional contractual remedies against us. Furthermore, even if we are not liable to our customers, our customers may attempt to pass on to us the cost of any license fees or damages owed to third parties by reducing the amounts they pay for our products. These price reductions could harm our business.

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

We derived 32% of our revenue for the three months ended September 30, 2006 from sales of our WinDVD product, primarily to PC OEMs. We expect that revenue from sales of our WinDVD product to PC OEMs will continue to account for a significant portion of our revenue for the foreseeable future. Accordingly, our business will suffer if our existing PC OEM customers do not continue to incorporate our WinDVD product into the PCs they sell or if we are unable to obtain new PC OEM customers for our WinDVD product.

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

INTERVIDEO, INC.

Our international operations accounted for 52% of our revenue for the three months ended September 30, 2006 and 49% of our revenue for the three months ended September 30, 2005, which may expose us to political, regulatory, economic, foreign exchange and operational risks.

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

We are an international company, and we derived approximately 50%, 50% and 47% of our 2006, 2005 and 2004 revenues from products sold in, and services performed from, our facilities located outside the United States, primarily in Asia and Europe. We also have substantial assets located outside of the United States, and a large portion of our sales and service revenues are denominated in foreign currencies. We recently augmented our international operations with the purchase of a majority interest in Ulead Systems, Inc., a publicly traded Taiwanese company. Our substantial international assets and operations subject us to the risk of adverse foreign currency fluctuations which could negatively impact our results of operations.

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

INTERVIDEO, INC.

ITEM 5. OTHER INFORMATION

On November 9, 2006, InterVideo issued a press release announcing its financial results for the fiscal quarter ended September 30, 2006. The financial results contained in the press release are filed with this Form 10-Q.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibits filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 are as follows:

Exhibit footnote	Exhibit Number	Description
(a)	2.1	Agreement and Plan of Merger, dated as of August 28, 2006, by and among Corel Corporation, Iceland Acquisition Corporation, and the Company.

(b)	3.1	Certificate of Incorporation

(c)	3.2	Bylaws

(d)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Annex A of the Registrants Definitive Proxy Statement filed on Form DEFM14A on October 25, 2006 and incorporated herein by reference.
(b)	Filed as Exhibit 3.2 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 3.4 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(d)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.

INTERVIDEO, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006

InterVideo, Inc. (Registrant)

By:	/s/ STEVE RO
Steve Ro Chief Executive Officer

By:	/s/ RANDALL BAMBROUGH
Randall Bambrough Chief Financial Officer

INTERVIDEO, INC.

EXHIBIT INDEX

Exhibit footnote	Exhibit Number	Description
(a)	2.1	Agreement and Plan of Merger, dated as of August 28, 2006, by and among Corel Corporation, Iceland Acquisition Corporation, and the Company.

(b)	3.1	Certificate of Incorporation

(c)	3.2	Bylaws

(d)	4.1	Investors Rights Agreement, dated July 2, 1999, as amended, by and among Registrant and the parties who are signatories thereto

	31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as Annex A of the Registrants Definitive Proxy Statement filed on Form DEFM14A on October 25, 2006 and incorporated herein by reference.
(b)	Filed as Exhibit 3.2 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(c)	Filed as Exhibit 3.4 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.
(d)	Filed as Exhibit 10.5 to Registrant’s S-1 Registration Statement filed on July 16, 2003 and incorporated herein by reference.